Form 10-Q
period 1996-03-31
FCS LABORATORIES INC
filed 1996-07-09
CIK 719130

________________________________________________________________
_________________________________________________________________



               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q
           Quarterly Report Under Section 13 or 15 (d)
             of the Securities Exchange Act of 1934


FOR THE QUARTER ENDED                      Commission File Number
    MARCH 31, 1996                                0-13154


                     FCS LABORATORIES, INC.
     (Exact name of Registrant as specified in its charter)


        ARIZONA                                  95-2568559
(State of Incorporation)               (I.R.S Employer ID Number)


2330 S. INDUSTRIAL PARK AVE., TEMPE, ARIZONA        85282
(Address of principal executive offices)         (Zip Code)


                         (602) 966-7248
      (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                     (1)  Yes /X/   No / /
                     (2)  Yes /X/   No / /


       Number of shares outstanding as of July 8, 1996:
        5,841,145 shares of Common Stock, no par value.



_________________________________________________________________
_________________________________________________________________
PART I, Financial Information

             FCS LABORATORIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS


                             ASSETS

                                        March 31,    September 30,
                                          1996           1995
                                      ____________   ___________
Current Assets:

   Cash                               $    169,302   $     6,106
   Accounts receivable, net of
     allowance for doubtful accounts
     of $29,324 and $28,565,
     respectively                          290,879       350,236

   Inventories                             610,629       757,569

   Other current assets                      7,744        74,323
                                      ____________    __________

Total Current Assets                     1,078,554     1,188,234


Property, Plant and Equipment, net         707,257       837,625


Deposits and Other Assets, net of
   Amortization of $7,992 and $5,994,
   respectively                             27,387        46,297













                                      ____________   ___________
    Total Assets                      $  1,813,198   $ 2,072,156
                                      ============   ===========

   See accompanying notes to consolidated financial statements.

             FCS LABORATORIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS


         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

                                        March 31,    September 30,
                                          1996           1995
                                      ____________   ___________
Current Liabilities:
   Accounts payable                   $    800,082   $ 1,507,334
   Accrued expenses                        992,669     1,092,111
   Short-term debt including
   current portion of long-
   term debt                               599,847     1,628,757
                                      ____________   ___________
     Total Current Liabilities           2,392,598     4,228,202
                                      ____________   ___________
Other Liabilities:
   Long-term debt                          106,000         8,900
                                      ____________   ___________
     Total Liabilities                $  2,498,598   $ 4,237,102
                                      ____________   ___________


Shareholders' Equity (Deficit)
   Common Stock, no par value:
   6,000,000 shares authorized;
   5,836,145 and 5,811,145 shares
   issued and outstanding
   respectively (Note 3)                 4,060,163     3,960,610
Cumulative foreign currency translation
   adjustment                                 ---        (94,136)
Accumulated deficit                     (4,745,563)   (6,031,420)
                                      ____________   ___________
   Total Shareholders' Equity
      (Deficit)                           (685,400)   (2,164,946)
                                      ____________   ___________

   Total Liabilities and Share-
      holders' Equity (Deficit)       $  1,813,198   $ 2,072,156
                                      ============   ===========






   See accompanying notes to consolidated financial statements.

             FCS LABORATORIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS


                                      Six Months Ended March 31,

                                          1996           1995
                                      ____________   ___________

Sales                                 $  1,212,046   $ 1,572,845

Cost of Sales                              451,396       613,335
                                      ____________   ___________

          Gross profit                     760,650       959,510

Selling, General and
  Administrative Expense                   771,948     1,190,584

Depreciation and Amortization Expense       15,910        19,086

Interest Expense                            96,913       104,639

Other Income                               188,374          ---
                                      ____________   ___________
Income (Loss) from Continuing
  Operations                                64,253      (354,799)

Extraordinary Gain                       1,221,604          ---
                                      ____________   ___________
Net Income (Loss)                     $  1,285,857   $  (354,799)
                                      ============   ===========


Net Income (Loss) per Share:

  Income (Loss) from Continuing
    Operations                        $        .01   $      (.06)

  Extraordinary Gain                           .21          ---
                                      ------------   -----------
Net Income (Loss) per Share           $        .22   $      (.06)
                                      ============   ===========

Weighted Average Shares Outstanding      5,823,577     5,558,397



    See accompanying notes to consolidated financial statements.

             FCS LABORATORIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS


                                    Three Months Ended March 31,

                                          1996           1995
                                      ____________   ___________

Sales                                 $    574,909   $   779,827

Cost of Sales                              192,139       313,421
                                      ____________   ___________

          Gross profit                     382,770       466,406

Selling, General and
  Administrative Expense                   379,007       617,268

Depreciation and Amortization Expense        7,910         9,151

Interest Expense                            46,593        51,621

Other Income                               188,374          ---
                                      ____________   ___________
Income (Loss) from Continuing
  Operations                          $    137,634   $  (211,634)

Extraordinary Gain                       1,221,604          ---
                                      ____________   ___________

Net Income (Loss)                     $  1,359,238   $  (211,634)
                                      ============   ===========

Net Income (Loss) per Share:

   Income (Loss) from Continuing
      Operations                      $        .02   $      (.03)

   Extraordinary Gain                          .21          ---
                                      ____________   ___________
Net Income (Loss) per Share           $        .23   $      (.03)
                                      ============   ===========

Weighted Average Shares Outstanding      5,836,145     5,583,672



    See accompanying notes to consolidated financial statements.

             FCS LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)



                    Common Stock                     Cumulative
                                                       Foreign
                                        Accumulated    Currency
                  Shares     Amount       Deficit    Translation
               _________  __________    ___________  __________
Balance,
  September 30,
  1995          5,811,145  $3,960,610   $(6,031,420)  $  (94,136)

  Foreign currency
    translation
    adjustment       ---         ---           ---        94,136


  Shares issued    25,000      10,000          ---          ---
  Net income for
    the period       ---         ---      1,285,857         ---
                _________  __________   ___________   __________
Balance
  March 31,
  1996          5,836,145  $3,970,610   $(4,745,563)  $     ---
                =========  ==========   ===========   ==========
  Shares to
    be issued
    (Note 3)      250,000      89,553          ---          ---
                _________  __________   ___________   __________
Adjusted
  Balance
  March 31,
  1996          6,086,145  $4,060,163   $(4,745,563)  $     ---
                =========  ==========   ===========   ==========












    See accompanying notes to consolidated financial statements.

             FCS LABORATORIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                      Six Months Ended March 31,

                                          1996           1995
                                      ____________   ___________
Cash Flows from Operating Activities:
  Net income (loss)                   $  1,285,857   $  (354,799)

  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities
    Extraordinary gain on debt
      accommodation                     (1,221,604)         ---
    Sale of portion of business           (626,842)         ---
    Valuation reserve on
      French assets                        342,810          ---
    Expense the reserve for
      currency exchange                     95,658          ---
    Depreciation and amortization           26,985        41,640
    Effect of changes in foreign
      currency exchange rates                 (144)          297
    Increase of common stock in lieu
      of cash payments                      99,553        20,000
    Provision for losses on
      accounts receivable                    8,400         9,000
    Changes in assets and liabilities:
      Decrease (increase) in accounts
        receivables                         40,050       (28,353)
      Decrease (increase) in inventory      (7,945)       27,574
      Decrease in other current
        assets                               4,318         4,460
      Decrease in other assets              11,159          ---
      Increase (decrease) in
        accounts payable
        and accrued expenses              (244,672)      295,037
                                      ____________   ___________
  Total adjustments                     (1,472,274)      369,655

      Net cash provided by (used in)
        operating activities              (186,417)       14,856




                           -continued-

             FCS LABORATORIES, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                     Six Months Ended March  31,

                                          1996           1995
                                      ____________   ___________
Cash Flows from Investing Activities:
  Sale of portion of business         $    626,842          ---
  Purchases of property, plant and
    equipment                                 (542)  $    (2,928)
                                      ____________   ___________
    Net cash used in investing
      activities                           626,300        (2,928)

Cash Flows from Financing Activities:
  Net borrowing (repayment) of short-
    term revolving debt                   (122,404)       36,623
  Retirement of short-term debt           (200,000)         ---
  Proceeds from issuance of long-
    term debt                              100,000          ---
  Payments on long-term debt and
    installment obligations                (54,142)      (34,911)
  Payments on accounts
    payable in France                         ---        (10,132)
                                      ____________   ___________
      Net cash provided by (used in)
        financing activities              (276,546)       (8,420)

Effect of Exchange Rate Changes
  on Cash                                     (141)         ---
                                      ____________   ___________
Increase in Cash                           163,196         3,508

Cash at Beginning of
  Six Month Period                           6,106        12,292
                                      ____________   ___________
Cash at End of
  Six Month Period                    $    169,302   $    15,800
                                      ============   ===========



  See accompanying notes to consolidated financial statements.

             FCS LABORATORIES, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements


NOTE 1:  BASIS OF PRESENTATION


     The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to Rules and Regulations of the Securities and Exchange Commission. Certain information normally included in footnote disclosure in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. All adjustments necessary to assure a fair statement of the results have been recorded and such adjustments are of a normal recurring nature. The Company believes the disclosure on the included condensed statements and footnotes is adequate and that the information taken as a whole is not misleading.


NOTE 2:  INVENTORIES

     The components of inventories are as follows:

                                        March 31,     September 30,
                                          1996            1995
                                      ____________   ___________

Raw material                          $     31,754   $    82,125
Work in process                            578,875       675,444
                                      ____________   ___________
 Total                                     610,629       757,569
                                      ============   ===========

NOTE 3:  COMMON STOCK

     At March 31, 1996, there were 5,836,145 shares of common stock issued and outstanding. An additional 250,000 shares will be issued upon approval by the shareholders of an increase in the number of shares authorized.

             FCS LABORATORIES, INC. AND SUBSIDIARIES
              Management's Discussion and Analysis
        of Financial Condition and Results of Operations


SUMMARY

     During the quarter, the Company sold a portion of its veterinary business and completed transactions restructuring its bank debt and some vendor payables, which resulted in other income and extraordinary gains totaling $1,409,978, and a decrease in the deficit in shareholders' equity of $1,595,189. Before gains on these transactions, operating losses in the quarter and the six month period were reduced to less than half the comparable year-earlier period.


FIRST SIX MONTHS RESULTS OF OPERATIONS

SALES

     During the first six months of fiscal 1996 which ended March
31, 1996, sales decreased $360,799 or 22.9 percent below the same period of the prior year.

     This sales decline was primarily due to decline of product and services for humans, due in large part to extensive staffing reductions, discussed in more detail below under "Operating Expenses." Also the restrictive insurance reimbursement policies of major insurance companies adopted several years ago, while now in the process of reversal, still impact sales negatively. The new generation of antihistamines launched by major pharmaceutical companies in the same time frame as the reimbursement policies noted above combined with those policies to exacerbate the decline. As allergy testing becomes more routine and less specialized, many physicians are now sending samples to their own local laboratories for testing, thus further compounding the problem. Physician customers are increasingly resistant to splitting allergy samples from other serum samples sent to the local laboratory for testing. The Company expects to use existing resources to target new potential allergy customers in an attempt to minimize this negative sales impact.

     In the field of animal health, the Company has serviced in parallel both the veterinarian through the provision of services as well as the veterinarian's local laboratory through the sale of diagnostic kit products. The Company made this strategic decision so that, to the extent the resistance to sample splitting becomes a factor in the veterinary field, any negative impact would be

             FCS LABORATORIES, INC. AND SUBSIDIARIES
              Management's Discussion and Analysis
   of Financial Condition and Results of Operations, continued


FIRST SIX MONTHS RESULTS OF OPERATIONS, continued

SALES, continued

minimized because of its parallel activities of both performing testing services in its own testing laboratory, as well as selling kits to other laboratories.

     More recently the Company decided to in fact put its primary emphasis on diagnostic test kits in the field of animal health. As a result, the Company developed and since 1992 has manufactured and distributed a test strip for use in the veterinarian's office for screening canine patients suspected of having allergies. In 1993 the Company completed development of a test kit for allergen-specific IgE in canine serum for use in reference laboratories. In 1994, this was superseded by a faster test which also included a test for allergen-specific IgG, a second substance relevant in the diagnosis of allergy. In addition, in 1994 the Company acquired the rights to a test for a molecule critical to proper blood coagulation processes, and began manufacturing and distributing test kits and performing the test in its own laboratory. Also late in 1994 the Company obtained distribution rights to and launched a kit for the detection of dermatophytes in dogs, cats and horses and began manufacturing and distributing a series of test kits for horses.

    In the final analysis the Company decided to sell most of its "retail" animal health activities and during the month of March, the Company sold to an independent third party, that portion of its business relating to the provision of canine allergy testing services and immunotherapy treatment products directly to veterinarians. That portion of FCS's business involving the sale of diagnostic kits to other laboratories that provide such testing services and the sale of immunotherapy treatment to such laboratories and distributors of such products was not impacted by the transaction. The buyer also agreed to purchase its requirements of the test kits necessary to provide such services and of immunotherapy treatment products from FCS for a period of four years.

     During the period, sales of products and services for animals decreased $128,977 or 17.0 percent. Unit sales of testing services and treatment products for canines sold to veterinarians in the U.S. continued to grow in the period, increasing 2.5 percent.

             FCS LABORATORIES, INC. AND SUBSIDIARIES
              Management's Discussion and Analysis
   of Financial Condition and Results of Operations, continued


FIRST SIX MONTHS RESULTS OF OPERATIONS, continued

SALES, continued

However, due to the transactions noted above sales dollars decreased 2.3 percent, the sales to veterinarians having been replaced since the date of the transaction by sales to the buyer at a transfer price lower than that price previously charged veterinarians. The buyer has greater resources than the Company and thus in future periods the impact on sales should be positive. The buyer must purchase $168,000 of product from the company each quarter.

     Sales of test kits and other products for animals sold abroad or through other laboratories other than the buyer referenced above decreased $117,931, or 57.9 percent compared to the prior year. Because of the Company's limited resources, it was determined that the Company could not continue to pursue international distribution of its products without assistance. Thus during 1995 the responsibility for all international distribution of animal healthcare products was transferred to DMS Laboratories. The transfer prices to DMS are from 27 percent to 38 percent below the Company's price to domestic distributors or customers. These discounts reduced the dollars of sales below the level that would otherwise have been reported, reducing sales in dollars of the veterinary products as well as increasing the cost of sales percentage. With the introduction of the new products described earlier, the Company anticipates continued growth in worldwide sales of kits as well as sales of testing services and treatment products to veterinarians in the U.S.

COST OF SALES

     Cost of sales decreased $161,929 below the year earlier level and cost of sales as a percentage of sales decreased to 37.2 percent in the current period from 39.0 percent in the prior year period.

             FCS LABORATORIES, INC. AND SUBSIDIARIES
              Management's Discussion and Analysis
   of Financial Condition and Results of Operations, continued


FIRST SIX MONTHS RESULTS OF OPERATIONS, continued

OPERATING EXPENSES

     Operating expenses were decreased $429,538 from the prior year. Selling, general and administrative expenses were decreased by $418,636 or 35.2 percent below the year-earlier levels. Late in 1995 the Company implemented major staffing reductions. These reductions may impact the Company's ability to promptly complete its plan of transition to a predominantly animal healthcare business from a predominantly human health business, from a predominantly service business to a predominantly product business and to expand its technical base beyond allergy and related diseases.

OTHER ACTIVITIES

    As noted earlier, the Company sold a portion of its business during the month of March. As consideration for the sale, FCS received $500,000 and $250,000 in unconditional and assignable promissory notes of the buyer. After sale of the notes at a discount, and closing costs on the transactions, the Company reported other income of $626,842 in the period.

     The Company decided in January 1996 to discontinue all operations in France and to cease making payments to creditors under its reorganization plan. As a result, Iatric SA, one of the Company's subsidiaries in France, received notification dated February 15, 1996 that it had been liquidated by order of the French bankruptcy court. The other three French subsidiaries were
not subject to the liquidation order.   The Company also had loans
from CEPME, a French bank. The proceeds from these loans were used to fund the launch of the French operations in 1985 and 1986. In March 1996, utilizing funds from the sale described earlier, the Company and CEPME reached an agreement to make a one time payment of $78,388 in full satisfaction of $600,387, including accrued interest of $158,540 owed to CEPME. The funds were transferred to an escrow account to be held awaiting necessary documentation from CEPME. This has now been completed. The company recorded a reserve in the fiscal quarter in an amount equal to the carrying value of the assets in excess of the liabilities of its subsidiaries in France. The net effect of the liquidation of Iatric SA, of the reserve described above and of the agreement with CEPME resulted in offsetting gains and losses. The Company will

             FCS LABORATORIES, INC. AND SUBSIDIARIES
              Management's Discussion and Analysis
   of Financial Condition and Results of Operations, continued


FIRST SIX MONTHS RESULTS OF OPERATIONS, continued

OTHER ACTIVITIES, continued

continue to own certain assets in France, primarily a building and land. If in the future these assets are able to be sold, a gain will be recorded at that time.

     In addition, utilizing the funds from the sale discussed earlier the Company has reached an accommodation with another one of its banks and several providers of materials and services which, in the aggregate, resulted in an extraordinary gain of $699,432 in March, 1996.

     The cumulative total of the other income and extraordinary gains is $1,409,978 and there was a decrease in the deficit in shareholders' equity of $1,595,189.

     These factors outlined above resulted in a net income of $1,285,857 in the current period compared to a net loss of $354,799 in the year-earlier period.

SECOND QUARTER RESULTS OF OPERATIONS

     During the quarter sales decreased $204,918 or 26.3 percent. Sales to the veterinary marketplace decreased $96,481, of which $26,777 was due to lower prices due to change in distribution channels for its canine veterinary products and services discussed above. Sales of products and services for humans decreased $108,437 or 27.6 percent due to the reasons discussed earlier.

     Cost of Sales and operating expenses were further reduced in the quarter. Before the gains on the special transactions discussed above, losses from operations were reduced from $211,634 during the second quarter of 1995 to $50,740 in the current quarter.

     Due to the special transactions discussed earlier, the Company reported other income of $188,374 and extraordinary gains of $1,221,604, resulting in net income of $1,359,238 in the quarter.
Net income per share equalled $.23 compared to a loss of $.03 in the year-earlier period.

             FCS LABORATORIES, INC. AND SUBSIDIARIES
              Management's Discussion and Analysis
   of Financial Condition and Results of Operations, continued


LIQUIDITY AND CAPITAL RESOURCES

     During the six months ending March 31, 1996, funds were provided by the sale of a portion of the Company's veterinary business. These funds were used to make payments on accounts payable and accrued expenses, to reduce its bank debt, and to reach agreement with its foreign banks and suppliers on discounted payment of amounts owed. During the same period of the prior year, funds were provided by increasing accounts payable and accrued expenses. During that period, the funds were used to repay domestic bank debt and long-term obligations to vendors in France.

     At March 31, 1996, current assets equaled $1,078,554, current liabilities equaled $2,392,598 and the current ratio equaled .45.
The Company's total liabilities exceeded total assets by $685,400.

    Management believes that the Company's future success is dependent upon permanently reversing the sales decline and increasing sales through the launch of new products and through the use of new distribution channels and/or raising or generating additional capital. The Company is aggressively pursuing new product opportunities within the cash constraints imposed by the present financial situation of the Company. In addition, the Company is actively pursuing both debt and equity capital.
However, there can be no assurance of the success of either of these programs.

     The Company had available from Bank of America Arizona lines of credit for working capital purposes, subject to certain restrictions based upon the amount of accounts receivable which secure such borrowings. As of March 31, 1996, the Company had borrowed $117,826 under the line of credit and had an additional $20,655 available. In addition, the Company has $190,954 of term loans from Bank of America Arizona. The agreement, which covers both the credit line and term loans, will expire October 31, 1996.

     During the quarter, certain of the financial ratio convents in the agreement with Bank of America Arizona were not met by the Company. The Company expects that it will continue to be out of compliance with certain financial covenants until a new loan agreement is executed.

     The Company also has a loan from M&I Thunderbird Bank which is secured by land and buildings in Arizona. The loan, which totals

             FCS LABORATORIES, INC. AND SUBSIDIARIES
              Management's Discussion and Analysis
   of Financial Condition and Results of Operations, continued


LIQUIDITY AND CAPITAL RESOURCES, continued

$167,198 becomes due in its entirety in July 1996. The Company does not have the financial resources to repay this loan and must make arrangements to extend or refinance this loan. The Company is hopeful that this loan will be extended or refinanced, however, the Company has no assurance that acceptable arrangements can be reached.

     All borrowings from these banks will soon be due and payable. The outstanding amounts total $475,978. As indicated above, the Company does not possess the financial resources to repay these amounts at the present time and has made periodic arrangements to extend such loan agreements in the past. The Company will attempt to continue to reach periodic arrangements.


PART II, OTHER INFORMATION

None

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned authorized officers.

                                       FCS, Laboratories, Inc.



                                       /S/ Nicholas A. Gallo, III

                                       Nicholas A. Gallo, III
                                       Chairman and member of
                                       the Board of Directors
                                       and President



                                       /S/ Richard C. Mayo
                                       Richard C. Mayo
                                       Treasurer and
                                       Chief Financial Officer
                                       and Director


Date:  July 9, 1996