Form 10-Q
period 1996-06-30
FCS LABORATORIES INC
filed 1996-10-08
CIK 719130

_________________________________________________________________
_________________________________________________________________



               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q
           Quarterly Report Under Section 13 or 15 (d)
             of the Securities Exchange Act of 1934


FOR THE QUARTER ENDED                      Commission File Number
    JUNE 30, 1996                                 0-13154


                     FCS LABORATORIES, INC.
     (Exact name of Registrant as specified in its charter)


        ARIZONA                                  95-2568559
(State of Incorporation)               (I.R.S Employer ID Number)


2330 S. INDUSTRIAL PARK AVE., TEMPE, ARIZONA        85282
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


                     (1)  Yes /X/   No / /
                     (2)  Yes /X/   No / /


       Number of shares outstanding as of October 7, 1996:
        5,841,145 shares of Common Stock, no par value.



_________________________________________________________________
_________________________________________________________________
PART I, Financial Information


             FCS LABORATORIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS


                             ASSETS

                                        June 30,     September 30,
                                          1996          1995
                                      ____________   ___________
Current Assets:

   Cash                               $     28,205   $     6,106
   Accounts receivable, net of
     allowance for doubtful accounts
     of $22,123 and $28,565,
     respectively                          270,361       350,236

   Inventories                             596,262       757,569

   Other current assets                     19,644        74,323
                                      ____________    __________

Total Current Assets                       914,472     1,188,234


Property, Plant and Equipment, net         700,392       837,625


Deposits and Other Assets, net of
   Amortization of $8,991 and $5,994,
   respectively                             26,388        46,297













                                      ____________   ___________
    Total Assets                      $  1,641,252   $ 2,072,156
                                      ============   ===========

   See accompanying notes to consolidated financial statements.

             FCS LABORATORIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS


         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

                                        June 30,     September 30,
                                          1996          1995
                                      ____________   ___________
Current Liabilities:
   Accounts payable                   $    811,500   $ 1,507,334
   Accrued expenses                        944,123     1,092,111
   Minimum Purchase Deposit (Note 4)         5,637          ---
   Short-term debt including
   current portion of long-
   term debt                               501,431     1,628,757
                                      ____________   ___________
     Total Current Liabilities           2,262,691     4,228,202
                                      ____________   ___________
Other Liabilities:
   Long-term debt                          104,800         8,900
                                      ____________   ___________
     Total Liabilities                $  2,367,491   $ 4,237,102
                                      ____________   ___________


Shareholders' Equity (Deficit)
   Common Stock, no par value:
   6,000,000 shares authorized;
   5,836,145 and 5,811,145 shares
   issued and outstanding
   respectively (Note 3)                 4,060,163     3,960,610
Cumulative foreign currency translation
   adjustment                                 ---        (94,136)
Accumulated deficit                     (4,786,402)   (6,031,420)
                                      ____________   ___________
   Total Shareholders' Equity
      (Deficit)                           (726,239)   (2,164,946)
                                      ____________   ___________

   Total Liabilities and Share-
      holders' Equity (Deficit)       $  1,641,252   $ 2,072,156
                                      ============   ===========





   See accompanying notes to consolidated financial statements.

             FCS LABORATORIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS


                                      Nine Months Ended June 30,

                                          1996           1995
                                      ____________   ___________

Sales                                 $  1,727,773   $ 2,355,256

Cost of Sales                              673,367       919,364
                                      ____________   ___________

          Gross profit                   1,054,406     1,435,892

Selling, General and
  Administrative Expense                 1,078,289     1,754,278

Depreciation and Amortization Expense       17,635        31,145

Interest Expense                           123,442       157,444

Other Income                               188,374          ---
                                      ____________   ___________
Income (Loss) from Continuing
  Operations                                23,414      (506,975)

Extraordinary Gain                       1,221,604          ---
                                      ____________   ___________
Net Income (Loss)                     $  1,245,018   $  (506,975)
                                      ============   ===========


Net Income (Loss) per Share:

  Loss from Continuing Operations     $       ---    $     (.09)

  Extraordinary Gain                           .21          ---
                                      ------------   -----------
Net Income (Loss) per Share           $        .21   $     (.09)
                                      ============   ===========

Weighted Average Shares Outstanding      5,827,751     5,566,822



    See accompanying notes to consolidated financial statements.

             FCS LABORATORIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS


                                     Three Months Ended June 30,

                                          1996           1995
                                      ____________   ___________

Sales                                 $    515,727   $   782,411

Cost of Sales                              221,971       306,029
                                      ____________   ___________

          Gross profit                     293,756       476,382

Selling, General and
  Administrative Expense                   306,341       563,694

Depreciation and Amortization Expense        1,725        12,059

Interest Expense                            26,529        52,805

Other Income                                  ---           ---
                                      ____________   ___________
Loss from Continuing Operations       $    (40,839)  $  (152,176)

Extraordinary Gain                            ---           ---
                                      ____________   ___________
Net Loss                              $    (40,839)  $  (152,176)

                                      ============   ===========

Net Loss per Share:
   Loss from Continuing Operations    $      (.01)   $     (.03)

   Extraordinary Gain                         ---           ---
                                      ____________   ___________

Net Loss per Share                    $      (.01)   $     (.03)
                                      ============   ===========

Weighted Average Shares Outstanding      5,836,145     5,583,672



    See accompanying notes to consolidated financial statements.

             FCS LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)



                     Common Stock                        Cumulative
                                                          Foreign
                                         Accumulated      Currency
                  Shares       Amount       Deficit      Translation
                 _________   __________   ___________    ___________
Balance,
  September 30,
  1995           5,811,145   $3,960,610   $(6,031,420)  $  (94,136)

  Foreign currency
    translation
    adjustment       ---          ---           ---         94,136


  Shares issued     25,000       10,000         ---           ---

  Net income for
    the period        ---          ---      1,245,018         ---
                 _________   __________   ___________   __________
Balance
  June 30,
  1996           5,836,145   $3,970,610   $(4,786,402)  $     ---
                 =========   ==========   ===========   ==========
  Shares to
    be issued
    (Note 3)       250,000       89,553          ---          ---
                 _________   __________   ___________   __________
Adjusted
  Balance
  June 30,
  1996           6,086,145   $4,060,163   $(4,786,402)  $     ---
                 =========   ==========   ===========   ==========











    See accompanying notes to consolidated financial statements.

             FCS LABORATORIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                      Nine Months Ended June 30,

                                          1996           1995
                                      ____________   ___________
Cash Flows from Operating Activities:
  Net income (loss)                   $  1,245,018   $  (506,975)

  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities
    Extraordinary gain on debt
      accommodation                     (1,221,604)         ---
    Sale of portion of business           (626,842)         ---
    Valuation reserve on
      French assets                        342,810          ---
    Expense the reserve for
      currency exchange                     95,658          ---
    Depreciation and amortization           37,197        59,265
    Effect of changes in foreign
      currency exchange rates               (1,142)          664
    Increase of common stock in lieu
      of cash payments                      99,553        20,000
    Provision for losses on
      accounts receivable                   12,600        13,500
    Changes in assets and liabilities:
      Decrease (increase) in accounts
        receivables                         56,368       (39,130)
      Decrease in inventory                  6,421        56,046
      Decrease (increase) in other
        current assets                      (7,582)        8,111
      Decrease in other assets              10,160          ---
      Increase (decrease) in
        accounts payable, accrued
        expenses, and minimum
        purchase deposits                 (276,162)      464,629
                                      ____________   ___________
  Total adjustments                     (1,472,565)      583,085

      Net cash provided by (used in)
        operating activities              (227,547)       76,110




                           -continued-

             FCS LABORATORIES, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                     Nine Months Ended June  30,

                                          1996           1995
                                      ____________   ___________
Cash Flows from Investing Activities:
  Sale of portion of business         $    626,842   $      ---
  Purchases of property, plant and
    equipment                                 (892)       (3,400)
                                      ____________   ___________
    Net cash provided by (used in)
      investing activities                 625,950        (3,400)

Cash Flows from Financing Activities:
  Net borrowing, repayment of short-
    term revolving debt                    (99,167)       (6,065)
  Retirement of short-term debt           (200,000)         ---
  Proceeds from issuance of long-
    term debt                              100,000          ---
  Payments on long-term debt and
    installment obligations               (176,996)      (67,268)
  Payments on accounts
    payable in France                         ---        (10,132)
                                      ____________   ___________
      Net cash used in financing
        activities                        (376,163)      (83,465)

Effect of Exchange Rate Changes
  on Cash                                     (141)         ---
                                      ____________   ___________
Increase (Decrease) in Cash                 22,099       (10,755)

Cash at Beginning of
  Nine Month Period                          6,106        12,292
                                      ____________   ___________
Cash at End of
  Nine Month Period                   $     28,205   $     1,537
                                      ============   ===========



  See accompanying notes to consolidated financial statements.

             FCS LABORATORIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                      Three Months Ended June 30,

                                          1996           1995
                                      ____________   ___________
Cash Flows from Operating Activities:
  Net income (loss)                   $    (40,839)  $  (152,176)

  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities
    Extraordinary gain on debt
      accommodation                           ---           ---
    Sale of portion of business               ---           ---
    Valuation reserve on
      French assets                           ---           ---
    Expense the reserve for
      currency exchange                       ---           ---
    Depreciation and amortization           10,212        17,625
    Effect of changes in foreign
      currency exchange rates                 (998)          367
    Increase of common stock in lieu
      of cash payments                        ---           ---
    Provision for losses on
      accounts receivable                    4,200         4,500
    Changes in assets and liabilities:
      Decrease (increase) in accounts
        receivables                         16,318       (10,777)
      Decrease in inventory                 14,366        28,472
      Decrease (increase) in other
        current assets                     (11,900)        3,651
      Decrease in other assets                (999)         ---
      Increase (decrease) in
        accounts payable, accrued
        expenses, and minimum
        purchase deposits                  (31,490)      169,592
                                      ____________   ___________
  Total adjustments                           (291)      213,430

      Net cash provided by (used in)
        operating activities               (41,130)       61,254




                           -continued-

             FCS LABORATORIES, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                     Three Months Ended June  30,

                                          1996           1995
                                      ____________   ___________
Cash Flows from Investing Activities:
  Sale of portion of business                 ---           ---
  Purchases of property, plant and
    equipment                         $       (350)  $      (472)
                                      ____________   ___________
    Net cash provided by (used in)
      investing activities                    (350)         (472)

Cash Flows from Financing Activities:
  Net borrowing, repayment of short-
    term revolving debt                     23,237       (42,688)
  Retirement of short-term debt               ---           ---
  Proceeds from issuance of long-
    term debt                                 ---           ---
  Payments on long-term debt and
    installment obligations               (122,854)      (32,357)
  Payments on accounts
    payable in France                         ---           ---
                                      ____________   ___________
      Net cash used in financing
        activities                         (99,617)      (75,045)

Effect of Exchange Rate Changes
  on Cash                                     ---           ---
                                      ____________   ___________
Increase (Decrease) in Cash               (141,097)      (14,263)

Cash at Beginning of
  Three Month Period                       169,302        15,800
                                      ____________   ___________
Cash at End of
  Three Month Period                  $     28,205   $     1,537
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

NOTE 2:  INVENTORIES

     The components of inventories are as follows:

                                        June 30,    September 30,
                                          1996           1995
                                      ____________   ___________

Raw material                          $     34,514   $    82,125
Work in process                            561,748       675,444
                                      ____________   ___________
 Total                                $    596,262   $   757,569
                                      ============   ===========

NOTE 3:  COMMON STOCK

     At June 30, 1996, there were 5,836,145 shares of common stock issued and outstanding. An additional 250,000 shares will be issued upon approval by the shareholders of an increase in the number of shares authorized.

NOTE 4: MINIMUM PURCHASE DEPOSIT

     At June 30, 1996, the Company recorded a deposit of $5,637 under a supply agreement relating to the provision of canine allergy test kits and immunotherapy treatment products sold directly to veterinarians. The deposit represents the shortfall below the contractual minimum purchase amount, and is non-refundable but may be used to purchase additional products from the Company in excess of future minimum purchase amounts.

             FCS LABORATORIES, INC. AND SUBSIDIARIES
              Management's Discussion and Analysis
        of Financial Condition and Results of Operations


SUMMARY

     During March 1996, the Company sold a portion of its veterinary business and completed transactions restructuring its bank debt and some vendor payables, which resulted in other income and extraordinary gains totaling $1,409,978, and a decrease in the deficit in shareholders' equity of $1,595,189. Before gains on these transactions, operating losses in the quarter and the nine month period were reduced by more than two thirds when compared to the year-earlier period.


FIRST NINE MONTHS RESULTS OF OPERATIONS

SALES

     During the first nine months of fiscal 1996 which ended June
30, 1996, sales decreased $627,483 or 26.6 percent below the same period of the prior year.

     Approximately one half this sales decline was due to a decline of product and services for humans, due in large part to extensive staffing reductions, discussed in more detail below under "Operating Expenses." Also the restrictive insurance reimbursement policies of major insurance companies adopted several years ago, while now in the process of reversal, still impact sales negatively. The new generation of antihistamines launched by major pharmaceutical companies in the same time frame as the reimbursement policies noted above combined with those policies to exacerbate the decline. As allergy testing becomes more routine and less specialized, many physicians are now sending samples to their own local laboratories for testing, thus further compounding the problem. Physician customers are increasingly resistant to splitting allergy samples from other serum samples sent to the local laboratory for testing. The Company expects to use existing resources to target new potential allergy customers in an attempt to minimize this negative sales impact.

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


FIRST NINE MONTHS RESULTS OF OPERATIONS, continued

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

     During the period, sales of products and services for animals decreased $290,400 or 25.8 percent. Unit sales of testing services and treatment products for canines sold to veterinarians in the U.S. was unchanged from the prior period. However, due to the

             FCS LABORATORIES, INC. AND SUBSIDIARIES
              Management's Discussion and Analysis
   of Financial Condition and Results of Operations, continued


FIRST NINE MONTHS RESULTS OF OPERATIONS, continued

SALES, continued

transactions noted above sales dollars decreased 20.3 percent, the sales to veterinarians having been replaced since the date of the transaction by sales to the buyer at a transfer price lower than that price previously charged veterinarians. The buyer has greater resources than the Company and thus in future periods the impact on sales should be positive. The buyer must purchase $168,000 of products from the company each quarter.

     Sales of test kits and other products for animals sold abroad or through other laboratories other than the buyer referenced above decreased $145,003, or 52.4 percent compared to the prior year. Because of the Company's limited resources, it was determined that the Company could not continue to pursue international distribution of its products without assistance. Thus during 1995 the responsibility for all international distribution of animal healthcare products was transferred to DMS Laboratories. The transfer prices to DMS are from 27 percent to 38 percent below the Company's price to domestic distributors or customers. These discounts reduced the dollars of sales below the level that would otherwise have been reported, reducing sales in dollars of the veterinary products as well as increasing the cost of sales percentage. With the introduction of the new products described earlier, the Company anticipates continued growth in worldwide sales of kits as well as sales of testing services and treatment products to veterinarians in the U.S.

COST OF SALES

     Cost of sales decreased $245,997 below the year earlier level and cost of sales as a percentage of sales was 39.0 percent, which was unchanged from the prior year period.

             FCS LABORATORIES, INC. AND SUBSIDIARIES
              Management's Discussion and Analysis
   of Financial Condition and Results of Operations, continued


FIRST NINE MONTHS RESULTS OF OPERATIONS, continued

OPERATING EXPENSES

     Operating expenses were decreased $723,501 from the prior year. Selling, general and administrative expenses were decreased by $675,989 or 38.5 percent below the year-earlier levels. Late in 1995 the Company implemented major staffing reductions. These reductions may impact the Company's ability to promptly complete its plan of transition to a predominantly animal healthcare business from a predominantly human health business, from a predominantly service business to a predominantly product business and to expand its technical base beyond allergy and related diseases.

OTHER ACTIVITIES

     As noted earlier, the Company sold a portion of its business during the month of March. As consideration for the sale, FCS received $500,000 and $250,000 in unconditional and assignable promissory notes of the buyer. After sale of the notes at a discount, and closing costs on the transactions, the Company reported other income of $626,842 in the period.

     The Company decided in January 1996 to discontinue all operations in France and to cease making payments to creditors under its reorganization plan. As a result, Iatric SA, one of the Company's subsidiaries in France, received notification dated February 15, 1996 that it had been liquidated by order of the French bankruptcy court. The other three French subsidiaries were not subject to the liquidation order. The Company also had loans from CEPME, a French bank. The proceeds from these loans were used to fund the launch of the French operations in 1985 and 1986. In March 1996, utilizing funds from the sale described earlier, the Company and CEPME reached an agreement to make a one time payment of $78,388 in full satisfaction of $600,387, including accrued interest of $158,540 owed to CEPME. The funds were transferred to an escrow account to be held awaiting necessary documentation from CEPME. This has now been completed. The Company recorded a reserve in an amount equal to the carrying value of the assets in excess of the liabilities of its subsidiaries in France. The net effect of the liquidation of Iatric SA, of the reserve described above and of the agreement with CEPME resulted in offsetting gains and losses. The Company will continue to own certain assets in

             FCS LABORATORIES, INC. AND SUBSIDIARIES
              Management's Discussion and Analysis
   of Financial Condition and Results of Operations, continued


FIRST NINE MONTHS RESULTS OF OPERATIONS, continued

OPERATING EXPENSES, continued

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

     These factors outlined above resulted in a net income of $1,245,018 in the current period compared to a net loss of $506,975 in the year-earlier period.

THIRD QUARTER RESULTS OF OPERATIONS

     During the quarter sales decreased $266,684 or 34.1 percent. Sales to the veterinary marketplace decreased $161,425, of which $134,629 was due to lower prices due to the change in distribution channels for its canine veterinary products and services discussed above. Sales of products and services for humans decreased $105,259 or 25.4 percent due to the reasons discussed earlier.

     Cost of Sales and operating expenses were further reduced in the quarter. Due to these factors, losses from operations were reduced from $152,176 during the third quarter of 1995 to $40,839 in the current quarter.


LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ending June 30, 1996 funds were provided be the sale of a portion of the Company's veterinary business. These funds were used to make payments on accounts payable and accrued expenses, to reduce its bank debt, and to reach agreement with its foreign banks and suppliers on discounted

             FCS LABORATORIES, INC. AND SUBSIDIARIES
              Management's Discussion and Analysis
   of Financial Condition and Results of Operations, continued


LIQUIDITY AND CAPITAL RESOURCES, continued

payment of amounts owed. During the same period of the prior year, funds were provided by increasing accounts payable and accrued expenses. During that period, the funds were used to repay domestic bank debt and long-term obligations to vendors in France.

     At June 30, 1996 current assets equaled $914,472, current liabilities equaled $2,262,691 and the current ratio equaled .40.
The Company's total liabilities exceeded total assets by $726,239.

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

     The Company had available from Bank of America Arizona lines of credit for working capital purposes, subject to certain restrictions based upon the amounts of accounts receivable which secure such borrowings. As of June 30, 1996, the Company had borrowed $157,063 under the line of credit and had an additional $10,851 available. In addition, the Company has $175,954 of term loans from Bank of America Arizona. The agreement, which covers both the credit line and term loans, will expire October 31, 1996.

     During the quarter, certain of the financial ratio convents in the agreement with Bank of America Arizona were not met by the Company. The Company expects that it will continue to be out of compliance with certain financial covenants until a new loan agreement is executed.

     The Company also has a loan from M&I Thunderbird Bank which is secured by land and buildings in Arizona. The loan, which totals $140,438 becomes due in its entirety in January 1997. The Company does not have the financial resources to repay this loan and must make arrangements to extend or refinance this loan. the Company is hopeful that this loan will be extended or refinanced, however, the Company has no assurance that acceptable arrangements can be reached.

             FCS LABORATORIES, INC. AND SUBSIDIARIES
              Management's Discussion and Analysis
   of Financial Condition and Results of Operations, continued


LIQUIDITY AND CAPITAL RESOURCES, continued

     All borrowings from these banks will soon be due and payable. The outstanding amounts total $473,455. As indicated above, the Company does not possess the financial resources to repay these amounts at the present time and has made periodic arrangements to extend such loan agreements in the past. The Company will attempt to continue to reach periodic arrangements.


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

Date:  October 8, 1996