Form 10-K
period 1996-09-30
FCS LABORATORIES INC
filed 1997-02-28
CIK 719130

_________________________________________________________________
_________________________________________________________________

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-K
           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                 Commission File Number
    September 30, 1996                             0-13154

                        FCS LABORATORIES, INC.
        (Exact name of Registrant as specified in its charter)

        ARIZONA                               95-2568559
(State of Incorporation)             (I.R.S. Employer ID Number)

2330 S. Industrial Park Avenue, Tempe, Arizona             85282
(Address of principal executive offices)              (Zip Code)

                            (602) 966-7248
         (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:
Common Stock    The aggregate market value at December 31, 1996
of the Registrant's voting stock held by non-affiliates was approximately $511,293. This does not constitute a determination by the Registrant that the remaining shareholders are affiliates as defined by 17 CFR 230.405.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.
                        (1)  Yes / /     No /X/
                        (2)  Yes /X/     No / /

Indicate by check mark if disclosure of delinquent filers is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          Number of shares outstanding as of December 31, 1996
            5,841,145 shares of Common Stock, no par value.

_________________________________________________________________
_________________________________________________________________

PART I

Item 1.     Business

     1.    (a)  General Development of Business

     The Company was organized as an Arizona corporation in January 1969 under the name Bruner-Tillman Company. Its name was changed to Iatric Corporation in October 1969, to FCS Industries, Inc. in December 1981, and to FCS Laboratories, Inc. in October 1985.

     FCS Laboratories, Inc. (hereinafter the "Company" or "FCS") has primarily developed, manufactured and marketed products and services designed principally for use by veterinary and human clinical laboratories and by the primary care physician and veterinarian. These products and services, which generally have combined integrated diagnostic kits and laboratory diagnostics, scientific consultation, therapeutics and response evaluation have been intended to improve the efficacy and efficiency of healthcare delivery.

     Through its subsidiary, Iatric Corporation ("Iatric"), the Company developed and in 1982 began manufacturing the AREST Allergy Management System (TM), which has been marketed by the Company's subsidiary, Bioproducts for Medicine, Inc. ("Bioproducts"), since 1982. With the development and market launch of the AREST system, FCS became the first company to produce and market both in vitro allergy testing services based on its own test kits and immunological treatment products. This system allows primary care physicians, including principally general and family practitioners, pediatricians and osteopathic doctors, to diagnose and treat their allergy patients without referring them to specialists in all but the most complex cases. In 1985, the Company launched, as part of its testing services, the AREST IMMUNO-EFFICACY (TM) assay developed by Iatric and used to evaluate patient response to immunological treatment. In 1987 the Company introduced, as part of the system, the AREST Allergy Patient Identifier which was also developed by Iatric as a quick and cost effective diagnostic test for pre-screening patients to identify those that should have a complete work-up.

     In 1986, the Company introduced its Patient Management System concept into the field of veterinary medicine through its AREST for Canine Allergy Management System which was manufactured by Iatric and marketed by the Company's subsidiary, Bioproducts DVM, Inc. ("DVM"). As with the human system, the AREST canine system provides veterinarians a tandem approach for the diagnosis and immunological treatment of canine allergies.

     In 1991, the Company reformulated its domestic business plan, designating its subsidiary, Iatric Research Institute, Inc. ("IRI") as a developer and manufacturer of test kits for companion animals, chartering IRI to market those test kits along with appropriate treatment products manufactured by Iatric to companies providing clinical laboratory services, and recharacterizing Bioproducts DVM as one such provider. The Company also shifted its emphasis away from human health and to animal health, an area of medicine in need of more customized diagnostic products and less influenced by government regulation, both technical and financial. In animals, allergy problems manifest themselves not only as respiratory but also as dermatology and hematology problems. The Company thus targeted these specialties for broad based development.

     The Company has developed, and since 1992 has distributed in the United States and most of Europe, the Allerzyme (TM) test strip for allergen-specific IgE, a device intended for use in the veterinarian's office for screening those canine patients suspected of having allergies and identifying those that could likely profit from a definitive allergy work-up. The Company recently announced that it would soon launch an improved version of the product designated "RapidVet-E". In 1994, the Company acquired from DMS Laboratories, Inc. ("DMS") non-exclusive domestic distribution rights to and launched the RapidVet-D (TM) screening system for detecting veterinary dermatophytes in dogs, cats, horses and rabbits. With respect to dogs, RapidVet-D is positioned as a test to be used by veterinarians in tandem with Allerzyme as part of the differential diagnosis between allergy and dermatophyte infection in animals exhibiting dermatological problems.

     In 1993, the Company completed development of and launched the Elisarest (TM) test kit for allergen-specific IgE in canine serum for use by reference laboratories for a complete allergy work-up. In 1994, this was superseded by the faster Canitec (TM) test kit for allergen-specific IgE and supplemented by the Canitec test kit for allergen-specific IgG, a second substance relevant in the diagnosis of allergy. In 1996 the Company launched Canitec-s, a further refinement of these basic test kits.

     In 1994, the Company obtained a worldwide manufacturing license and domestic distribution rights to an enzyme-linked immunosorbent assay (ELISA) for von Willebrands Factor (vWF) - a molecule critical to proper coagulation processes and also implicated, when present in excess amounts, in cardiovascular disease. This test, which is functional across many species of mammals including dogs, cats, horses and humans, was developed by the Wadsworth Center for Comparative Hematology of the State of New York. This led to the launch in 1994 of the Company's vWF Zymtec (TM) test kit for von Willebrands Factor in canine serum. The Company also provides a vWF reference laboratory service to dog breeders. In 1995 the Company acquired non-exclusive distribution rights to RapidVet-H (Canine 1.1) (TM) and RapidVet-H (Feline) (TM), blood typing test kits, to broaden its hematology product line.

     In 1994 the Company also completed development of and launched its Equitec (TM) series of test kits for horses to assist in the diagnosis of chronic obstructive pulmonary disease
(COPD), urticaria (a dermatological condition) and exercise induced pulmonary hemorrhage (EIPH), as well as Equirest (TM) immunotherapy products for treatment of these conditions.

     In 1995 the Company entered into a contract with DMS under which DMS exclusively distributes internationally all of the Company's veterinary test kits and certain treatment products.

     In 1996 the Company launched Felitec AB (TM) test kits for determining the ratio of allergen-specific IgG/allergen-specific
IgE in cats.

     Also in 1996, the Company decided it was now time to sell most of its animal health service related activities for canine and during the month of March, the Company sold to an independent third party, that portion of its business relating to the provision of canine allergy testing services and immunotherapy treatment products directly to veterinarians. That portion of FCS's business involving the sale of diagnostic kits to other laboratories that provide such testing services and the sale of immunotherapy treatment to such laboratories and distributors of such products was not impacted by the transaction. The buyer also agreed to purchase its requirements of the test kits necessary to provide such services and of immunotherapy treatment products from FCS for a period of four years.

     During fiscal 1990, the Company, through its subsidiaries in France, began limited implementation of its strategic objective to establish relationships with, and sell diagnostic kits and immunologic treatment products to, veterinary laboratories in Western Europe. The products were manufactured by IRI on behalf of the French subsidiaries. During fiscal 1993, European sales became material to the Company's business and the Company began devoting significant resources to its expansion. All of the Company's products were launched in Europe by the end of fiscal 1994. Due to financial limitations, in 1995 DMS assumed distribution responsibility on behalf of the Company's French subsidiaries and now does so directly on behalf of IRI.

     In 1985, the Company had established facilities in France and Switzerland for the manufacture in France and the marketing in Europe of the AREST system for both human and canine allergy. The Company was unable to timely implement its complete business plan for human allergy in Europe due to a substantial delay in receiving certain authorizations for production of immunological treatment products from the French Ministry of Health. No further authorizations were required for sale of the complete AREST canine system. In June 1986, the French Commercial Court granted the Company's French subsidiaries permission to reorganize. A plan of reorganization focusing on veterinary medicine was filed and final approval of the plan was received in October 1987. As of September 1995, almost all of the enumerated payments had been made. Nevertheless in order to concentrate its resources on its primary business plan, the Company decided in January 1996 to discontinue all operations in France and to cease making payments to creditors under its reorganization plan. As a result, Iatric SA, one of the Company's subsidiaries in France, received notification dated February 15, 1996 that it had been liquidated by order of the French bankruptcy court. The other three French subsidiaries were not subject to the liquidation order. The Company recorded a reserve in an amount equal to the carrying value of the assets in excess of the liabilities of its subsidiaries in France. The Company continues to own certain assets in France, primarily a building and land. During 1989, the facilities in Switzerland were sold.

     1.  (b)  Financial Information on Geographic Area Data

     Geographical information is set forth below. Those corporate operating expenses directly traceable to individual geographic areas were charged to them. Other operating expenses were allocated to the geographic areas on a reasonable basis. General corporate expenses were allocated to Domestic Operations.




                                            SALES
                          ---------------------------------------
                              Fiscal Year Ended September 30,
                          ---------------------------------------
                              1996          1995         1994
                          -----------   -----------   -----------


Domestic                  $ 2,065,956   $ 2,752,810   $ 2,879,712

International                 129,415       287,993       261,886
                          -----------   -----------   -----------
TOTAL                     $ 2,195,371   $ 3,040,803   $ 3,141,598
                          ===========   ===========   ===========




                               SUPPLEMENTAL SALES INFORMATION
                          ---------------------------------------
                              Fiscal Year Ended September 30,
                          ---------------------------------------
                              1996          1995         1994
                          -----------   -----------   -----------


Human Healthcare          $ 1,163,709   $ 1,551,334   $ 1,720,171

Animal Healthcare           1,031,662     1,489,469     1,421,427
                          -----------   -----------   -----------
TOTAL                     $ 2,195,371   $ 3,040,803   $ 3,141,598
                          ===========   ===========   ===========

                                        PROFIT (LOSS)
                               from continuing operations before
                              extraordinary gain and other income
                          ---------------------------------------
                              Fiscal Year Ended September 30,
                          ---------------------------------------
                              1996         1995          1994
                          -----------   -----------   -----------


Domestic Companies       $   (90,508)  $  (519,860)  $  (372,844)

International Companies      (95,417)     (107,869)      (53,544)
                         -----------   -----------   -----------
TOTAL                    $  (185,925)  $  (627,729)  $  (426,388)
                         ===========   ===========   ===========









                            DEPRECIATION AND AMORTIZATION EXPENSE
                          ---------------------------------------
                               Fiscal Year Ended September 30,
                          ---------------------------------------
                              1996          1995          1994
                          -----------   -----------   -----------


Domestic                  $    33,586   $    40,125   $    55,579

International                  12,460        24,338        26,843
                          -----------   -----------   -----------
TOTAL                     $    46,046   $    64,463   $    82,422
                          ===========   ===========   ===========

                                    IDENTIFIABLE ASSETS
                          ---------------------------------------
                                    As of September 30,
                          ---------------------------------------
                              1996         1995          1994
                          -----------   -----------   -----------


Domestic                  $ 1,412,475   $ 1,544,168   $ 1,671,634

International                 179,827       527,988       514,792
                          -----------   -----------   -----------
TOTAL                     $ 1,592,302   $ 2,072,156   $ 2,186,426
                          ===========   ===========   ===========









                          PROPERTY, PLANT AND EQUIPMENT ADDITIONS
                          ---------------------------------------
                               Fiscal Year Ended September 30,
                          ---------------------------------------
                              1996         1995           1994
                          -----------   -----------   -----------


Domestic                  $       892   $     3,400   $     2,900

International                     ---           ---         2,081
                          -----------   -----------   -----------
TOTAL                     $       892   $     3,400   $     4,981
                          ===========   ===========   ===========

1.   (c)  Narrative Description of Business


CONCEPTUAL OVERVIEW OF OPERATIONS

     The Company has a group of operating subsidiaries organized under Western Laboratories, Inc. ("Western") and located in Tempe, Arizona. Iatric Research Institute, Inc. ("IRI"), also located in Tempe, Arizona operates separately.


A.    IATRIC RESEARCH INSTITUTE, INC.

     IRI currently manufactures and/or markets diagnostic test kits and components thereof for human, canine, feline, and equine allergen-specific IgE and IgG and for von Willebrands Factor in canine serum. The latter is currently being extended to the equine and feline species.

     Allergen-specific IgE is a marker for various allergic conditions, while IgG is a marker for the blocking antibodies that ameliorate the condition. von Willebrands Factor is an important factor in blood clotting mechanisms.

     The IgE test kits take several forms, the choice of which depends upon the balance of the degree of sensitivity and specificity required by and the complexity acceptable to the customer. Various sizes are also available. The IgG test kits are designed for reference laboratory use and thus are offered in only one size and form.

     IRI's IgE diagnostic kit program is designed to ease the ultimate patient into an allergy diagnostic program with maximum cost/benefit efficacy.

     The Allergy Patient Identifier is designed to be run by a reference laboratory and to yield a Yes/No result on blood samples sent by the physician or veterinarian. The Allerzyme test strip is also designed to yield a Yes/No result, but is simple enough to be run in a private practice. Yes/No results are provided in 2 groups of allergens: seasonal and perennial.

     In either case, a Yes result should be followed up with a more specific work-up on blood samples sent to the reference laboratory. The Elisarest, Canitec and Equitec Regional Screens are used for this more extensive allergy testing. These test kits are sold primarily to reference laboratories.

     The von Willebrands Factor is a protein molecule that is a major factor in coagulation in a wide variety of mammal species. Thus it is important to determine whether it is present in normal amounts prior to surgical procedures. Since vWF abnormalities are principally genetically determined, breeders of companion animals are particularly anxious to determine vWF levels in breeding stock and offspring. This product is now available for canine and is offered to veterinary reference laboratories as the vWF Zymtec test kit. A testing service is also available to those reference laboratories with limited demand for such a test and who can not justify performing this sophisticated test themselves.

     Production of all of these test kits, which are based on ELISA techniques, utilize various antibodies that are produced by rabbits, goats and pigs in response to injections of the purified substance (i.e. IgE, IgG, vWF, etc.) that is eventually to be measured. This activity is currently conducted offsite by subcontractors under the direction of the Company.

     Production of allergen-specific IgE and IgG test kit components utilizes bulk pollen and other allergens. The allergic components of the pollens are chemically extracted.

     The manufacture of these products is not labor intensive. The skills required are readily available from the university community in Tempe, Arizona. By having fully integrated production, gross profit normally has been maintained about 70 percent.

     The production facilities (14,700 sq. ft.) are owned by the Company, as is a corner lot on which an additional 27,000 sq. ft.
tower can be built.


B.    WESTERN LABORATORIES, INC.

 1.  Iatric Corporation

     Iatric, founded in 1966 and purchased in 1978, produces allergy immunotherapy vaccines. There is little compelling reason for a complete allergy work-up unless an immunotherapy program designed to elevate IgG blocking antibodies is contemplated. Iatric manufactures under U.S. Food and Drug Administration ("FDA") and U.S. Department of Agriculture ("USDA") licenses the IATRIC Immunotherapy Prescription Product
(TM). Immunotherapy is formulated for each individual patient based on a complete allergy work-up and is administered by the doctor or veterinarian. In most cases, the reference laboratory is the focal point for the sales effort for these products. For a better understanding of such a program, refer to the more complete description below of the activities elsewhere in the corporate group. The use of the IgG test kit is also fully described in those sections.

     Production of immunotherapy vaccines utilizes bulk pollen and other allergens. The allergic components of the pollens are chemically extracted, then Iatric purifies and tests raw allergens for concentration, toxicity, absence of contamination and so-called "safety." Immunotherapy vaccines are then produced only when orders are received from physicians, since these must conform to the particular requirements of each patient.

     Iatric also manufactures and markets, as a public service, certain specialized diagnostic test kits for diseases endemic to Sonoran-type desert regions.

2.   Bioproducts for Medicine, Inc.

     Bioproducts is primarily an immunology reference laboratory with allergy products and services currently representing substantially all of its sales. Bioproducts is one of IRI's reference laboratory customers and, by far, the largest. Sales are made directly by Bioproducts to the primary care physician.

     Bioproducts' primary product is the Bioproducts Allergy Management System (TM). The concept of a Patient Management System is to incorporate diagnostic and therapeutic aspects with a clinical data base as a consultation bridge that enables the primary care physician to efficiently manage patients who have certain diseases without referring these patients to specialists except in the most complex cases. The components constituting each system (diagnostics, therapeutics and monitoring of response to therapy) historically have not been produced or sold by the same company and thus are not usually well integrated to be easily and effectively used together.

     The term "patient management system" was, in fact, coined by Bioproducts. The first such system, the AREST Allergy Management System, was launched in the United States in 1982. This system combines integrated diagnostics, scientific consultation, immunotherapeutics and follow-up monitoring of the response to therapy.

     Bioproducts maintains its own laboratory, licensed by the U.S. Department of Health and Human Services ("HHS"), which is presently staffed by Iatric personnel. As a result, it has a large patient data base. In many instances the actual samples can be retained indefinitely for future analysis as new methodologies are developed.

     Using the basic Allergy Management System, the physician draws a blood serum sample and sends it to the laboratory for analysis for allergen-specific IgE. Using ELISA procedures, the laboratory tests the patient's sensitivity to a group of offending allergens selected for their botanical and biochemical relationships to the patient's geographic environment. Based on the various test kits available from Bioproducts' sister company, IRI, various levels of diagnostic detail can be generated.

     The laboratory results and a computer generated analysis and interpretation are returned to the physician. In certain cases, further testing may be required, which is provided to doctors at an additional charge. Used together with patient history and clinical observation, the physician can then establish a diagnosis and prescribe treatment in the form of immunotherapy. Treatment products, custom produced for each patient as prescribed by the physician, are purchased from Iatric by Bioproducts and resold to the physician.

     After 6 months of immunotherapy, the physician can send another blood serum sample to be tested to monitor the patient's response to treatment through allergen-specific IgG testing for the IgG blocking antibody using ELISA procedures. The test compares the then current IgG level with an earlier baseline level.

     A treatment maintenance vial ("refill") is ordered usually after 6 months of immunotherapy. The formulation may be altered from the original depending upon the IgG result. Patients who stay on the system require a refill every 6 months.

     Bioproducts markets its system to primary care physicians using programmed and interactive direct mail, journal advertising and telemarketing techniques. Contact with the physician is initiated by exhibiting at medical meetings and mailing brochures to prospective accounts. This is followed by telephone discussions by Bioproducts' 4 sales and customer service representatives who describe the system and its applications. It has, on average, required approximately 5 months from initial contact before a physician becomes an active account.

     This method of sales, when professionally done, is actually welcomed by physicians and is efficient for both the Company and the doctor. By use of a telephone based sales force, the high fixed costs and high "per call" costs of field sales representatives can be avoided. Sales and marketing costs are only about 22 percent of sales compared to higher industry averages.

     Through the end of the 1995 fiscal year, Bioproducts leased a 7,300 sq. ft. facility in Tempe, Arizona for its predominantly sales and marketing oriented organization and shared it with its sister company, DVM. During October 1995, these activities were consolidated into the 14,700 sq. ft. production facilities owned by the Company in Tempe, Arizona.

3.   Bioproducts DVM, Inc.

     Domestic animals also have allergy problems. In dogs they are manifested by severe dermatologic problems when resulting from airborne allergens. In horses, in addition to urticaria, a dermatological problem, allergies are manifested as respiratory problems (chronic obstructive pulmonary disease) and bleeding problems (exercise induced pulmonary hemorrhage). In cats asthma is the usual manifestation. DVM was formed as a canine dermatology company. Its first product, launched in 1986, was the AREST for Canine Allergy Management System. DVM is only a marketing company. Its method of use and the Company's modus operandi for sales and marketing was and is similar to that for the human system described above, currently utilizing 1 sales and customer service representative.

     In March of 1996, DVM sold its retail (to veterinarians) Canine allergy testing services and treatment products business to an independent third party. DVM continues to market feline and equine allergy testing services and treatment products to veterinarians.

     Because of the manner in which allergies manifest themselves in companion animals, such conditions are often confused with other dermatological, hematological or respiratory conditions. Thus DVM is pursuing other tests for these conditions. One of these, RapidVet-D for veterinary dermatophytes in dogs, cats, horses and rabbits, was launched in 1994.


DETAILED PRODUCT INFORMATION

A.   THE AREST ALLERGY MANAGEMENT SYSTEM

1.   Background

     FCS was the first company to produce and provide to physicians an integrated system of diagnosing, treating and monitoring human allergies. Through IRI, the Company developed, and in 1982 began manufacturing and marketing, the latter through Bioproducts, a tandem system for the diagnosis and treatment of allergies known as the AREST Allergy Management System. The Company subsequently developed and in 1985 introduced the IMMUNO-EFFICACY assay which allows physicians to evaluate patient response to treatment. In 1987, the Company launched the AREST Allergy Patient Identifier, a quick and inexpensive Yes/No test which allows physicians to pre-screen patients.

     Several concurrent trends in healthcare delivery and new methods of blood analysis combined to create the appeal of the AREST human system to physicians. The AREST human system complemented the trend of broadening services by primary care physicians, including principally general and family practitioners, pediatricians and osteopathic doctors, allowing them to complete diagnostics and therapeutics without referral of allergy patients to specialists in all but the most complex cases. The IMMUNO-EFFICACY assay gave the physician the added capability of continually monitoring patient response to treatment.

     The AREST system was particularly attractive to physicians located in rural areas in which there are shortages of specialists and to Health Maintenance Organizations ("HMO"),
Preferred Provider Organizations ("PPO") and reference laboratory chains which are seeking comprehensive quality services at competitive prices.

     After a number of years of growth due to shifting of emphasis in healthcare delivery toward the primary care physician, the trend reversed itself due to successful lobbying by allergists and other specialists. Major insurance companies and HMOs adopted restrictive reimbursement policies and sales declined. The new generation of antihistamines launched by major pharmaceutical companies in the same time frame combined with those policies to exacerbate the decline. As allergy testing becomes more routine and less specialized, many physicians are now sending samples to their own local laboratories for testing, thus further compounding the problem. Physician customers are increasingly resistant to splitting allergy samples from other serum samples sent to their local laboratories for testing.

     The Company believes that the AREST system provides cost effective healthcare and the Company expects to use existing resources to target new potential allergy customers in an attempt to minimize this negative sales impact.

2.   Utilization

     The physician obtains a blood serum sample in the office and sends it for analysis to the clinical laboratory operated by the Company. Using this single serum sample, the laboratory performs a comprehensive series of tests to determine the patient's sensitivity to a group of offending allergens selected for their botanical and biochemical relationships to the patient's geographic environment. A laboratory result analysis and interpretation are returned to the physician for review and, together with patient history and clinical observation, the physician can then request further testing or establish a diagnosis and prescribe immunological treatment. Immunological treatment is custom produced for the patient by the Company, as prescribed by the physician, and sold to the physician through the laboratory.

     The testing methodology used in the AREST human system can be used to test for a number of allergens simultaneously. There are 23 botanically diverse regions applicable to the United States and Canada; several botanical regions have been identified for Austria, England, France, Germany, Italy, Spain, Switzerland, Japan and Australia. Each patient's blood is subjected to a series of tests which encompass the most prevalent and potent allergens in the geographic region. The analysis is performed to detect only those allergens which are potentially significant in the patient's normal environment. In addition, botanically related allergens are usually grouped in the testing, reducing the number of necessary tests and the resulting cost to the patient while attaining accurate results.

     The IMMUNO-EFFICACY assay monitors patient response to immunological treatment through measurement of the IgG blocking antibodies which normally result from a successful therapeutic program. The initial assay is performed on the original serum sample submitted to the laboratory and a baseline is established. Follow-up testing is performed at intervals of 6 and 12 months after the commencement of immunotherapy. This procedure allows the physician to continually monitor and adjust the patient's treatment according to test results.

     Testing is performed by the Company in its HHS licensed laboratory and immunological treatment is produced in the Company's manufacturing facilities in accordance with the Company's product license issued by the FDA.

     Currently doctors are charged $25 for each pre-screen and $145 for each full regional panel per patient in the testing phase of the AREST human system. Treatment regimens are purchased for approximately 65 percent of all patients tested and found allergic, and the Company presently charges $65 for a 4 to 6 month supply of immunotherapy, and $55 for each additional 6 month supply. In addition, doctors are charged $59 for each IgG baseline analysis. The Company currently sells the AREST human system to about 3,000 physicians and no single physician accounted for more than 1 percent of the Company's sales of the AREST human system for the fiscal year ended September 30, 1996.


B.   THE AREST FOR CANINE ALLERGY MANAGEMENT SYSTEM

1.   Background

     In 1986, the Company introduced the AREST for Canine Allergy Management System into the field of veterinary medicine. Very often, canine allergies are manifested as severe dermatologic conditions. As with the AREST system for humans, the AREST canine system allows the veterinary practitioner to diagnose and treat most allergic canine patients without referring them to a specialist. The testing phase of the system consists of several regionalized panels which encompass most of the significant allergens present in the allergic dog's normal geographic environment.

     As a complement to the AREST System, the Company developed and launched in 1992 the Allerzyme test strip, a semi-quantitative device for use by veterinarians in screening those canine patients which are suspected of suffering from allergies.

     In March of 1996 the Company sold to Heska Corporation that part of DVM's domestic retail canine business which constituted the AREST for Canine Allergy Management System. The Allerzyme test strips and future improvements thereof were not included in the sale. As part of the arrangement Heska agreed to purchase its requirements of the components of the system from the Company for a period of four years and to purchase a minimum of $168,000 of such components each quarter.

     The Company continues to domestically sell components of the system individually to reference laboratories and/or distributors and the AREST canine system is being marketed through distributors to and utilized by veterinary practitioners and specialists in Canada, Australia and Europe.

2.   Utilization

     In utilizing the AREST canine system, the veterinarian need only obtain a blood serum sample from the canine patient. The sample is then sent for testing to a clinical laboratory that has acquired the Company's Canitec diagnostic test kits. A comprehensive report, which includes an individualized analysis and interpretation of the canine patient's laboratory results, is sent to the veterinarian. Based on these results and the clinical diagnosis, the veterinarian can provide the reference laboratory with a prescription for immunological treatment for the canine patient which is then custom produced for it by the Company. Treatment is prepared in the Company's manufacturing facilities in accordance with its USDA product license.

     Currently, the Company charges its domestic customers $750 for a Canitec kit for 30 patients. Canitec is a 5 hour test. While other sizes are available, the preponderance of kit sales are in this format. Allerzyme test strips are sold to domestic distributors for $80 or directly to veterinarians for $160 for a package of 10 strips. Immunotherapy treatment products are sold in predominantly two forms: to domestic distributors as a final product at $37.50 per treatment vial and as an Immunotherapy Preparation Kit, sufficient for the distributor to prepare immunotherapy for 20 dogs, for $500. The prices to Heska differ somewhat from these.

     Sales to Heska in 1996 represent 13 percent of the Company's sales and sales to Heska since the sale of the product line represent 27 percent of the Company's sales for that period.


C.   THE AREST FOR EQUINE ALLERGY MANAGEMENT SYSTEM

     In 1994, the Company introduced the AREST for Equine Allergy Management System. In the horse, allergy takes many forms.
These include chronic obstructive pulmonary disease (COPD), a condition of chronic bronchiolitis and/or coughing often associated with molds and dust and pollens from grasses commonly found in barns and stables; exercise induced pulmonary hemorrhage
(EIPH), an exercise intolerance condition associated with generally present outdoor allergens such as pollens from grasses, trees and weeds; and urticaria (hives), a condition that may be insect induced (primarily by culicoides presence in the dorsal cervical mane and tail head) or induced by allergenic components of grass and weeds with which the animal comes in contact in the field. The presence of allergen-specific IgE antibodies in serum represents an indicator of some form of allergy involvement.

     The Equitec Test Kit for Equine Allergen-Specific IgE incorporates means for flexible testing for IgE antibodies to a wide variety of substances, the actual choice in the case of each patient being made by the veterinarian in consultation with the veterinary clinical pathologist in light of the medical history, environmental situation and current symptoms of the horse.

     Because of limited initial production, this product group was first launched in Europe and has not as yet been launched in North America.

     The Company currently charges its domestic distributors $937.50 for an Equitec test kit for 30 horses. There are separate kits for each of the disease manifestations (COPD, urticaria and EIPH). The price of Equirest immunotherapy to distributors is $95.00 for each 2-vial prescription set.


D.   AREST FOR FELINE ALLERGY MANAGEMENT SYSTEM

     This product was launched in the last days of the fiscal year.


E.   vWF ZYMTEC TEST KITS FOR VON WILLEBRANDS FACTOR

     During 1994 the Company launched its vWF Zymtec test kits. vWF Zymtec is designed to be used with other tests to identify those patients likely to be afflicted with von Willebrands disease (vWD), and as a genetic predictor for identifying asymptomatic carriers of the vWD trait. vWF Zymtec provides a quantitative measurement of vWF:Ag (von Willebrands Factor Antigen) based on the protein's antigenic properties. The sensitivity of this assay enables it to readily measure extremely low levels of vWF such as those seen with homozygous type III von Willebrands Disease. This kit can be used to evaluate large numbers of plasma samples simultaneously and is therefore well suited for large-scale screening programs.

     vWF Zymtec is a quantitative modified double-sandwich enzyme-linked immunosorbent assay (ELISA) which was developed and adapted for Canine vWF:Ag measurements. The assay relies on chromophore development resulting from an enzyme acting on a substrate. The amount of enzyme activity is proportional to the amount of vWF antigen present. After prescribed incubation periods, the reaction is stopped and an endpoint absorbance reading is taken of each well at 490nm using a conventional microplate reader. A standard curve is constructed by plotting optical density against sample concentration using semi-log paper to obtain test results expressed as percent vWF:Ag. Standard quadratic curve fitting techniques may also be employed.

     This test can be used to evaluate a wide variety of mammals including dogs, cats, horses and humans. The only difference between test kits for these species is the standard included in the kit to be used to make a comparison to normal values. These kits were initially launched for canine. Rapid subsequent introduction for equine and feline are anticipated.

     The Company sells vWF Zymtec kits suitable for testing 34 patients at one time or for testing 16 patients when tested in groups of four patients. It also offers a vWF testing service for "bridge testing" for laboratories that are still building their vWF testing to efficient volume levels and for veterinarians who work closely and directly with breeders.

     The Company charges a special introductory price of $250 per kit to domestic kit customers and $23 per test to its veterinarian customers for testing services. Other reference laboratories purchasing bridge testing services pay negotiated prices that depend on volume.


F.   RAPIDVET-D SCREENING SYSTEM FOR VETERINARY DERMATOPHYTES

     During 1994 the Company acquired non-exclusive North American distribution rights to the RapidVet-D Screening System for veterinary dermatophytes ("ringworm"). These rights were obtained from DMS Laboratories, Inc. who had jointly developed the product with Agrolabo S.p.A. The product is manufactured for DMS by Agrolabo in Italy.

     RapidVet-D is for use as part of the differential diagnosis of dermatological conditions in companion animals: dogs, cats, rabbits and horses. It is especially designed to provide a statistically significant indication of the involvement, or absence, of dermatophytes as a causal factor of the underlying condition. A positive result in the form of a change in color from yellow to red can be obtained in as little as 24 hours and a negative result can be confirmed in 72 hours compared with 14 days for competitive products. The objective is to obtain a result in the veterinarian's office so that samples need not be sent to a reference laboratory. The product is positioned for use in tandem with Allerzyme test strips as part of the differential diagnosis and is sold by the Company's DVM subsidiary.

     The speed of the result is due to a proprietary formulation which targets the product at only those dermatophytes present in veterinary medicine. Competitive products in general are designed for use in human medicine as well.

     The Company sells RapidVet-D to domestic veterinarians at $57 plus shipping and handling for a 25 test package.


G.   OTHER PRODUCTS

     Iatric is 1 of only 2 companies licensed by the FDA to manufacture Coccidioidin (USP), a diagnostic substance used to detect Coccidioidomycosis (Valley Fever), a serious disease caused by airborne mold and endemic to Sonoran-type desert regions including the Southwestern United States, Northern Mexico, and Afghanistan. Coccidioidin is sold to physicians and hospitals throughout the United States. Because of the very specific nature of this product, sales are not expected to increase dramatically.


H.   INTERNATIONAL SALES

     DMS Laboratories, Inc., is the exclusive umbrella distributor of the Company's veterinary diagnostic test kits and treatment products to international markets. The transfer prices to DMS are at from 27 percent to 38 percent off the Company's price to domestic distributors or customers. The resale price abroad is not under the Company's control.


COMPETITION

A.   The Bioproducts Allergy Management System (Human)

     After the introduction of the AREST system, the Company became the industry leader in the integrated testing and immunological treatment market for allergy.

     However, the traditional approach to testing for allergies remains the skin test, generally performed by the allergist. The main obstacles to increasing or even maintaining current levels of revenue is convincing the physician to switch from the traditional approach of referring patients to a specialist for skin testing, convincing insurance companies and HMOs to pay for in vitro testing, and convincing physicians of the value of an integrated system instead of using their usual full service clinical laboratory for such testing.

     Some of the Company's competitors produce and distribute test kits and instruments for in vitro allergy testing in the physician's office and in clinics. In addition, various major reference laboratory chains perform in vitro allergy testing using kits. The physician must then seek an alternative source of treatment for the patient. Some companies who characterize themselves as "allergy laboratories" have begun assembling and offering a diagnostic testing/treatment system similar to the AREST system. The components of these systems are acquired from various sources.

     Because of the vertical integration of diagnosis, consultation, treatment and therapy monitoring services, the Company maintains an additional theoretical advantage over other companies in that it offers immunological treatment and a response assay which are based on the same allergenic extracts used in the diagnostic test.

     The Company's clinical laboratory has a comprehensive quality control program which controls each step of the testing process. The laboratory has consistently achieved favorable results on the College of American Pathologists proficiency testing programs in which it has participated. The Company has its own quality assurance department controlling each step of the manufacturing process. This includes the 2 week sterility test performed before shipment of the final therapeutic product.


B.   The AREST Allergy Management System (Canine, Feline and
     Equine)

     The Company launched the AREST Allergy Management System to allow the general practice veterinarian to diagnose and treat canine allergies without referring the patient to a veterinary dermatologist. At the same time, the Company was determined to become a leader in test kits and decided to market Canitec kits to all veterinary reference laboratories while offering the Arest program to veterinarians through DVM. The Company is pursuing the same strategy with respect to Equine allergy (Equitec) and Feline allergy (Felitec). As noted earlier the right to sell the AREST for Canine System directly to veterinarians in the USA was sold to Heska Corporation during 1996.

     There are now a number of specialized "allergy laboratories" offering management programs to veterinarians, only one of which has an integrated system of testing and treatment and none of which have an immune response assay. The Company believes it had an approximate 35 percent market share in North America at the time the AREST for Canine System in the USA was sold to Heska.

     The Company is the only company to commercially offer in vitro test kits for allergen-specific IgE or IgG for canine, feline or equine.


C.   VWF Zymtec Test Kits and Testing Services

     The Company's objective is to sell VWF Zymtec kits to all veterinary reference laboratories. Thus its own reference laboratory is, in theory, in competition with many of its customers. In fact, the Company only provides testing services as a means to the end - as "bridge testing" until the other reference laboratories see sufficient demand to justify purchasing kits.

     vWF Zymtec has a sensitivity capable of detecting vWF abnormalities that reveal Type III von Willebrands Disease. The Company knows of no other product that has this capability. vWF Zymtec is an ELISA methodology and thus is rapid, easy to perform and subject to automated reading. The competing so-called Laurell Method has none of these features and is commercially available only in prototype form. The vWF Zymtec technology is patented and the Company has an exclusive license under these patents.


OTHER DETAILED INFORMATION

A.   SALES AND MARKETING

1.   Sales of Allergy Testing Services and Treatment Products
     Direct to Physicians and Veterinarians

     The Company's reference laboratory markets its products and services under the AREST and Bioproducts primary trademarks using programmed and interactive direct mail and telemarketing techniques initially developed in 1982 and continually updated and improved by its subsidiaries, Bioproducts and DVM. Contact is initiated through mailing of brochures and followed by telephone discussions by the Company's sales and customer service representatives who describe the systems and their applications. Each of the representatives receives instruction in basic immunology, allergy and other pertinent subjects.
Representatives do not visit the practitioners' offices. Contacts, initiated by the representatives, continue on a regular basis after a customer begins using the Company's products and services. A further staff supports this effort.

     The Company attempts to personalize relationships with customers by having each representative contact only those practitioners designated as his or her responsibility. Representatives attend trade shows and conventions to promote sales and personally meet with physicians. The Company also advertises in medical and veterinary journals.

     Representatives refer certain of the customers' questions concerning the AREST and Bioproducts testing procedures and other related technical issues to the Company's staff of medical and veterinary practitioners. This unique service of immunologic consultation was developed as part of the AREST and Bioproducts systems to assist the non-specialist in determining a course of therapy for the allergic patient. The practitioner is available to consult on laboratory results and interpretation and to discuss clinical information and patient history including seasonal and environmental factors affecting the allergy patient.

     In the United States, it has required approximately 10 completed calls on the average, during a period of approximately 5 months, before a physician or veterinarian becomes an "active account" which the Company defines as any practitioner who has submitted at least 2 billable allergy patient samples for evaluation.

     The Bioproducts human and AREST canine systems marketed in this manner and/or components thereof accounted for approximately
76.1 percent, 85.0 percent and 87.6 percent of total sales of the Company for the fiscal years ended September 30, 1996, 1995 and 1994, respectively. Sales of products for human health/animal health are represented by the following ratios: 53.0/47.0, 51.0/49.0, and 54.8/45.2 for those fiscal years. Coccidioidin represented approximately 2 percent of sales for each of those years.

     Since March 18, 1996, the Company sells the components of AREST for Canine Systems to Heska and Heska sells a system to the end customer. Thus the ratio of sales of human health to animal health increased to 53.0 percent for 1996 as a whole and to 59.3 percent in the second half of the final year.

2.  Sales of Diagnostic Test Kits

     Diagnostic Test Kits are sold directly to clinical reference laboratories in North America and through DMS to territorily exclusive distributors in most countries in which the products are distributed internationally. In the case of international sales, in some countries the distributor is, in fact, a distributor of diagnostic test kits to reference clinical laboratories while in other countries, the distributor is, in fact, a major clinical reference laboratory. In either case, each such distributor received a multiyear, exclusive regional or country territory and, in turn, committed to market and sell both testing services/test kits and treatment products based exclusively on products manufactured by the Company. Approximately 9.5 percent of total sales of the Company for the fiscal year ended September 30, 1996 were represented by sales through such distributors.


B. PRODUCTION AND MATERIALS

     The primary components of the Company's products manufactured by it are IgE, IgG, and vWF antibodies and bulk pollen and other antigens.

     The antibodies are produced by rabbits, goats and pigs in response to substances, proprietary to the Company, that are injected into them. These animals are maintained by subcontractors offsite under the Company's direction. A substantial period of time is required before an individual animal begins to produce harvestable concentrations of antibody. Due to this, the ever present risk of death due to disease and the finite life span of any animal, the Company must maintain animals at various stages of active production and significant inventories of harvested antibodies. While the Company has never experienced a disruption of supply, the risk thereof can not be eliminated.

     Bulk pollen and other allergens including molds, fungi, mite and house dust are available from many independent sources.
Prior to use, the Company tests raw allergens for concentration and for purity. The allergenic components of the allergens are chemically extracted. None of these procedures is proprietary to the Company. The Company has not had any difficulty satisfying customer requirements. The preparation of the necessary testing and treatment materials is not labor intensive and the required skilled labor is available in the United States from a university community in proximity to the Company's laboratory and production facilities in Tempe, Arizona. In general, raw materials required by the Company are obtainable from various unaffiliated sources and in the quantities desired.


C.   RESEARCH AND DEVELOPMENT

     The Research and Development department at Iatric Research Institute currently consists of 3 degreed professionals. IRI developed the reagents, materials and procedures for the Bioproducts human and AREST canine systems and for the Canitec canine kits, Felitec feline kits and Equitec equine kits. The group also developed the reagents, materials and procedures for the Company's IMMUNO-EFFICACY assay used to monitor patient response to treatment, for the Allergy Patient Identifier used to pre-screen patient samples in a laboratory, for the Allerzyme test strip used for in-office pre-screening of patients and developed the commercial format of the Zymtec kits.

     The Company receives for original diagnosis each year in excess of 4,000 new samples from patients exhibiting allergy symptoms. These samples can be retained indefinitely for further analysis. In addition, by virtue of the performance assay, the Company is capable of monitoring patient response to treatment. Thus, the Company has what it believes to be the largest existing data base on human and canine allergy patients, which will be invaluable for future product development.

     The Company has spent $108,143, $175,843 and $131,673 on
research and development for the fiscal years ended September 30, 1996, 1995 and 1994, respectively.

D.   EMPLOYEES

     As of September 30, 1996, the Company employed 36 full-time employees, of whom 29 were engaged in the provision of the Company's products and services and 7 performed management and administrative functions.

E.   PATENTS, TRADEMARKS, REGULATORY LICENSES AND TECHNOLOGY
     LICENSES

     The Company, through its subsidiaries, owns the rights to the AREST, IMMUNO-EFFICACY, ELISAREST, Allerzyme, IATRIC,
Bioproducts, Equirest, Canitec, Equitec and Zymtec trademarks which are used in connection with the manufacture and distribution of the Company's products.

     Through its subsidiaries, the Company holds laboratory, establishment and product licenses from HHS, FDA and USDA for its testing and manufacturing facilities in the United States involved in the testing and production of its products. These licenses have no set duration. The cost of obtaining the clinical data and developing the technology to obtain and maintain these licenses is a barrier to market entry by competitors.

     The Company has a patent and technology license from Health Research Incorporated ("HRI"), a company which is part of the Department of Health of the State of New York, under a series of patents which cover various products and methods for testing for von Willebrands Factor. Such license is worldwide in scope and is non-exclusive until the Company meets certain milestones for product development and market launch at which time the Company may convert the license to an exclusive one upon reimbursement of HRI for certain costs of patent procurement.


STATUS OF EUROPEAN OPERATIONS

     Through its European subsidiaries, the Company established manufacturing and marketing facilities in 1985 in France and Switzerland for exploitation of the Allergy Management Systems for both humans and canines in Europe. The AREST human and canine systems were adapted by the Company for use in Europe, where the Company had made a major commitment to launching these systems.

     Production in Europe of the materials used for both the diagnostic and therapeutic phase of the human system was begun in October 1985. Marketing and sales of the diagnostic phase was also begun at that time and the active selling effort continued through June 1986. The market launch of the therapeutic phase of the human system was delayed until certain authorizations were obtained from the French Ministry of Health to formulate the final immunological treatment. The Company was ultimately unable to timely implement its complete business plan in Europe due to a substantial delay in obtaining these authorizations.

     Due to these developments, the Company's subsidiaries in France received permission to reorganize from the French Commercial Court in June 1986. A plan of reorganization was submitted to the Court and was approved in October 1987. The plan provided for the repayment of certain vendor obligations over a 5 year period in 10 semi-annual installments commencing in November 1987.

     The first 7 installments, payable from November 1987 through November 1990, were honored by the Company. Thereafter, the Company's French subsidiaries petitioned the Court for a rescheduling of the 3 remaining installments, which represented 50 percent of the total vendor obligation. On July 2, 1992, the Court granted the requested rescheduling, requiring the balance to paid semi-annually in 5 equal installments from May 1992 through May 1994.

     The Company resumed activity in Europe through Iatric SARL, as envisioned by the plan, initially through its AREST for Canine Allergy Management System, which required no further authorizations. As part of this system, the Company developed a canine kit for use by independent laboratories or directly by veterinarians to perform the testing phase of the canine system. During the third quarter of the 1991 fiscal year, the Company began selling customized canine kits in commercial quantities to a major veterinary laboratory in Germany. During fiscal 1991 an arrangement was established with a major reference laboratory in England for servicing the United Kingdom. During fiscal 1992 and 1993 the Company negotiated similar relationships with other laboratories in Western Europe and in Australia. These kits allow laboratories to offer allergy diagnostic services to their veterinarian clients using the AREST technology which has been adapted by the Company for use in the specific geographic environment. In 1992 the Company launched the Allerzyme test strip, an allergy pre-screen for in-office use. During fiscal 1994, all of the Company's other products were launched in Europe.

     During 1995 the responsibility for all international distribution of these products was transferred to DMS
Laboratories, Inc. All the agreements referenced above were transferred to DMS, which acts as exclusive umbrella distributor.

     In January 1996 the Company discontinued all operations in France. Using funds from the sale of its domestic retail canine business noted earlier, the Company entered into formal accommodations with those banks that had provided funding for the initial French activity, such amounts representing almost all of the debts remaining in France.

Item 2.     Properties

     The following is a description of the principal facilities of the Company which are owned free and clear of major encumbrances other than mortgages, except as otherwise noted:

  Location and
 Approx. Sq. Ft.              Principal Operations
_______________     _________________________________________

 Tempe, Arizona     Domestic administration and corporate
     14,700         headquarters; Products and Services
                    administration, production and research and development. Products and Services marketing and sales were consolidated into this facility during October, 1995.

  St. Lubin des     This facility is not currently utilized.
Joncherets, France
      8,950

Item 3.     Legal Proceedings

     In June 1986, the Company's French subsidiaries filed for protection from creditors in the Commercial Court in Dreux, France, which protection was granted by the Court on June 26, 1986. A plan of reorganization was filed providing for repayment of all perfected vendor claims without interest in 10 semi-annual installments over a 5 year period and envisioning reactivation of some of the marketing effort. Final approval of the plan was received in a judgment dated October 29, 1987. The first 7 installments, payable from November 1987 through November 1990, were honored by the Company. Thereafter, the Company's French subsidiaries petitioned the Court for a rescheduling of the 3 remaining installments, which represented 50 percent of the total vendor obligation. On July 2, 1992, the Court granted the requested rescheduling, requiring the balance to be paid semi-annually in 5 equal installments from May 1992 through May 1994.

     As of September 1995, almost all of the enumerated payments had been made. Nevertheless in order to concentrate its resources on its primary business plan, the Company decided in January 1996 to discontinue all operations in France and to cease making payments to creditors under its reorganization plan. As a result, Iatric SA, one of the Company's subsidiaries in France, received notification dated February 15, 1996 that it had been liquidated by order of the French bankruptcy court. The other three French subsidiaries were not subject to the liquidation order. The Company recorded a reserve in an amount equal to the carrying value of the assets in excess of the liabilities of its subsidiaries in France. The Company continues to own certain assets in France, primarily a building and land.


Item 4.     Submission of Matters to a Vote of Security Holders

     The Company has not submitted any matters to a vote of shareholders during fiscal 1996.

PART III

Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters

   FCS Laboratories, Inc. Common Stock was traded on the NASDAQ system under the symbol FCSI. Effective October 2, 1990, the Company's securities were deleted from NASDAQ for failure to meet the capital and surplus requirements of NASD. The Company's shares are currently quoted in the NASD non-NASDAQ Over-the-Counter ("OTC") Bulletin Board.

   The OTC market quotations cited below reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily reflect actual transactions. Trading began on March 27, 1984 upon the effective date of the Company's S-18 Registration under the name FCS Industries, Inc.

Trading Data (1)               Average
   for the                    Bid Price                Volume (2)
Quarter Ended:           High           Low               (000)
--------------          ------         -----           ----------

December 31, 1994        .150           .010               N/A
March 31, 1995           .150           .017               N/A
June 30, 1995            .150           .020               N/A
September 30, 1995       .077           .020               N/A

December 31, 1995        .046           .043               326
March 31, 1996           .061           .046               359
June 30, 1996            .133           .103               119
September 30, 1996       .104           .085                60



(1) Trading data based on closing bids as obtained from the National Quotation Bureau and the NASD non-NASDAQ OTC Bulletin Board.

(2) Volume information is not available for the 1995 fiscal year.


Dividend Policy

     The Company has not paid dividends on its Common Stock and has no plans to do so.


Shareholders

     As of December 30, 1996, the Company has approximately 1,300 shareholders of record and pursuant to its security position listings. The Company will furnish, without charge, upon the written request of any shareholder, a copy of the Company's current Annual Report on Form 10-K including the financial statements and schedules thereto. Shareholders wishing a copy may present their request to: 2330 South Industrial Park Avenue, Tempe, Arizona 85282.

Item 6.  Selected Financial Data
         Not covered by report of independent auditor

                             ------------------------------------
                                Fiscal Year Ended September 30,
                             ------------------------------------
                                 1996                   1995
                             -----------           --------------
INCOME STATEMENT
INFORMATION

Continuing Operations:
  Net Sales                  $ 2,195,371           $ 3,040,803

  Gross Profit                 1,361,957             1,855,616

  Operating Expenses
    before sale of asset       1,547,882             2,483,345

  Income (Loss) from
    Continuing Operations
    before other income         (185,925)             (627,729)

  Extraordinary Gain           1,243,405                 ---

Net Income (Loss)            $ 1,245,854           $  (627,729)
                             ===========           ===========
Net Income (Loss) per Share:
  Loss from Continuing
    Operations                    ---              $      (.11)
  Extraordinary Gain         $       .21                 ---
Net Income (Loss) per Share  $       .21           $      (.11)
                             ===========           ===========
BALANCE SHEET
INFORMATION
  Cash                       $       924           $     6,106
  Current Assets                 873,542             1,188,234
  Current Liabilities          2,229,703             4,228,202
  Current Ratio                      .39                   .28

  Short-term Debt                510,109             1,628,757
  Long-term Debt                  88,002                 8,900
                             -----------           -----------
  Total Debt                     598,111             1,637,657

  Shareholders' Equity          (725,403)           (2,164,946)

  Debt/Equity Ratio        not meaningful        not meaningful
  Short-term
    Debt/Capital Ratio     not meaningful        not meaningful

  Total Assets               $ 1,592,302           $ 2,072,156

Item 6.  Selected Financial Data
         Not covered by report of independent auditor

                       -----------------------------------------
                            Fiscal Year Ended September 30,
                       -----------------------------------------
                            1994           1993          1992
                       -------------   -----------   -----------
INCOME STATEMENT
INFORMATION

Continuing Operations:
  Net Sales              $ 3,141,598   $ 3,426,436   $ 3,507,752

  Gross Profit             1,967,898     2,108,650     2,129,696

  Operating Expenses
    before sale of asset   2,394,286     2,295,275     2,526,764

  Income (Loss)
    Continuing Operations
    before other income     (426,388)     (186,625)     (397,068)

  Extraordinary Gain           ---         188,098         ---

Net Income (Loss)        $  (426,388)  $     1,473   $  (397,068)
                         ===========   ===========   ===========
Net Income (Loss) per Share:
  Loss from Continuing
    Operations           $      (.08)  $      (.04)  $      (.08)
  Extraordinary Gain             ---   $       .04           ---
Net Income (Loss)
  per Share              $      (.08)  $       ---   $      (.08)
                         ===========   ===========   ===========
BALANCE SHEET
INFORMATION
Cash                     $    12,292   $    18,673   $     4,563
Current Assets             1,263,638     1,300,776     1,383,786
Current Liabilities        3,697,275     3,357,341     3,522,847
Current Ratio                    .34           .39           .39

Short-term Debt            1,690,418     1,701,339     1,758,465
Long-term Debt                41,955        37,798       333,162
                         -----------   -----------   -----------
Total Debt                 1,732,373     1,739,137     2,091,627

Shareholders' Equity      (1,552,804)   (1,138,466)   (1,253,184)

Debt/Equity Ratio             n/m           n/m           n/m
Short-term
   Debt/Capital Ratio         n/m           n/m           n/m

Total Assets             $ 2,186,426   $ 2,256,673   $ 2,658,904

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Comparison of Fiscal Years 1996 and 1995

Sales
     During fiscal 1996 which ended September 30, 1996, sales decreased $845,432 or 27.8 percent below the same period of the prior year.

     Approximately one half of this sales decline was due to a decline of products and services for humans, due in large part to extensive staffing reductions, discussed in more detail below under "Operating Expenses." Also the restrictive insurance reimbursement policies of major insurance companies adopted several years ago, while now in the process of reversal, still impact sales negatively. The new generation of antihistamines launched by major pharmaceutical companies in the same time frame as the reimbursement policies noted above combined with those policies to exacerbate the decline. As allergy testing becomes more routine and less specialized, many physicians are now sending samples to their own local laboratories for testing, thus further compounding the problem. Physician customers are increasingly resistant to splitting allergy samples from other serum samples sent to the local laboratory for testing. The Company expects to use existing resources to target new potential allergy customers in an attempt to minimize this negative sales impact.

     In the field of animal health, the Company has serviced in parallel both the veterinarian, through the provision of services, as well as the veterinarian's local laboratory, through the sale of diagnostic kit products. The Company made this strategic decision so that, to the extent the resistance to sample splitting becomes a factor in the veterinary field, any negative impact would be minimized because of its parallel activities of both performing testing services in its own testing laboratory, as well as selling kits to other laboratories.

     More recently the Company decided to in fact put its primary emphasis on diagnostic test kits in the field of animal health. As a result, the Company developed and since 1992 has manufactured and distributed a test strip for use in the veterinarian's office for screening canine patients suspected of having allergies. In 1993 the Company completed development of a test kit for allergen-specific IgE in canine serum for use in reference laboratories. In 1994, this was superseded by a faster test which also included a test for allergen-specific IgG, a second substance relevant in the diagnosis of allergy. In addition, in 1994 the Company acquired the rights to a test for a molecule critical to proper blood coagulation processes, and began manufacturing and distributing test kits and performing the test in its own laboratory. Also late in 1994 the Company obtained distribution rights to and launched a kit for the detection of dermatophytes in dogs, cats, and horses and began manufacturing and distributing a series of test kits for horses.

     The Company decided to sell most of its "retail" animal health activities and during March, 1996, the Company sold to an independent third party, that portion of its business relating to the provision of canine allergy testing services and immunotherapy treatment products directly to veterinarians. That portion of FCS's business involving the sale of diagnostic kits to other laboratories that provide such testing services and the sale of immunotherapy treatment to such laboratories and distributors of such products was not impacted by the transaction. The buyer also agreed to purchase its requirements of the test kits necessary to provide such services and of immunotherapy treatment products from FCS for a period of four years. The buyer must purchase $168,000 of products from the Company each quarter.

     During the period, sales of products and services for animals decreased $457,807 or 30.7 percent. Due to the transactions noted above sales dollars decreased 19.5 percent, the sales to veterinarians having been replaced since the date of the transaction by sales to the buyer at a transfer price lower than that price previously charged veterinarians. The buyer has greater resources than the Company and thus in future periods the impact on sales should be positive.

     Sales of test kits and other products for animals sold abroad or through other laboratories other than the buyer referenced above decreased $133,190, or 37.2 percent compared to the prior year. Because of the Company's limited resources, it was determined that the Company could not continue to pursue international distribution of its products without assistance. Thus during 1995 the responsibility for all international distribution of animal healthcare products was transferred to DMS Laboratories. The transfer prices to DMS are from 27 percent to 38 percent below the Company's price to domestic distributors or customers. These discounts reduced the dollars of sales below the level that would otherwise have been reported, reducing sales in dollars of the veterinary products as well as increasing the cost of sales percentage. With the introduction of the new products described earlier, the Company anticipates continued growth in worldwide sales of kits as well as sales of testing services and treatment products to veterinarians in the U.S.

Cost of Sales
     Cost of sales decreased $351,773 below the year earlier level and cost of sales as a percentage of sales was 38.0 percent, which was slightly less than the 39.0 percent reported in the prior year period.

Operating Expenses
     Operating expenses decreased $935,463 from the prior year. Selling, general and administrative expenses were decreased by $782,199 or 38.1 percent below the year-earlier levels. Late in 1995 the Company implemented major staffing reductions, and additional reductions were implemented upon the sale of part of its retail animal health activities. These reductions may impact the Company's ability to promptly complete its plan of transition to a predominantly animal healthcare business from a predominantly human health business, from a predominantly service business to a predominantly product business and to expand its technical base beyond allergy and related diseases.

Other Activities
     As noted earlier, the Company sold a portion of its business during the month of March, 1996. As consideration for the sale, FCS received $500,000 and $250,000 in unconditional and assignable promissory notes of the buyer. After sale of the notes at a discount, and closing costs on the transactions, the Company reported other income of $626,842 in the period from this transaction.

     The Company decided in January 1996 to discontinue all operations in France and to cease making payments to creditors under its reorganization plan. As a result, Iatric SA, one of the Company's subsidiaries in France, received notification dated February 15, 1996 that it had been liquidated by order of the French bankruptcy court. The other three French subsidiaries were not subject to the liquidation order. The Company recorded a reserve of $342,810 which equals the carrying value of the assets in excess of the liabilities of its subsidiaries in France. Because all operations utilizing foreign currencies have been reserved, the cumulative foreign currency translation adjustment was liquidated, resulting in a $95,658 write off. The reserve and the liquidation of the cumulative foreign currency translation adjustment totaled $438,468 and this amount is reported in the financial statements partially offsetting the other income from the sale of a portion of its retail animal health activities. The Company will continue to own certain assets in France, primarily a building and land. If in the future these assets are able to be sold, a gain will be recorded at that time.

     The Company also had loans from CEPME, a French bank. The proceeds from these loans were used to fund the launch of the French operations in 1985 and 1986. In March 1996, utilizing funds from the sale described earlier, the Company and CEPME reached an agreement to make a one-time payment of $79,177 in full satisfaction of $601,349, including accrued interest of $158,540 owed to CEPME. This resulted in an extraordinary gain of $522,172.

     In addition, utilizing the funds from the sale discussed earlier, the Company reached an accommodation with Swiss Bank Corporation in which the bank accepted $100,000 in cash and $100,000 due in December 1998 in full satisfaction of $700,582 of principal and accrued interest. The note is non-interest bearing and recorded in the balance sheet discounted for interest at 9 percent. The extraordinary gain resulting from this transaction equaled $522,383. Also, several providers of materials and services agreed to a payment in the amount of $23,369 in full satisfaction of $222,218 of amounts owed resulting in an extraordinary gain of $198,850.

     Other income of $188,374 is comprised of the $626,842 gain on sale of a portion of its retail animal health activities, offset by the $342,810 reserves in France and the liquidation of the cumulative foreign currency translation adjustment in the amount of $95,658. The extraordinary gains totaling $1,243,405 are comprised of the debt accommodations with CEMPE ($522,172), Swiss Bank Corporation ($522,383) and several providers of materials and services ($198,850). The total of the other income and extraordinary gains is $1,431,779.

Net Income
     These factors outlined above resulted in a net income of $1,245,854 in the current period compared to a net loss of $627,729 in the year-earlier period.


Comparison of Fiscal Years 1995 and 1994

Sales
     Sales decreased $100,795 or 3.2 percent below 1994.
Although sales of products and services for animals increased
$68,042, human products and services decreased $168,837.

Cost of Sales
     Cost of sales increased $11,487 above the year-earlier level. Cost of sales as a percentage of sales increased from
37.4 percent in 1994 to 39.0 percent in 1995.

Operating Expenses
     Operating expenses increased $89,059 from the prior year due to increases in interest expense and development costs. Selling, general and administrative expenses were decreased slightly by $10,186 or 0.5 percent below the year-earlier levels. Research and development expenses increased $44,170 over the prior year levels as new product development was expanded to complete several new products. Depreciation and amortization expense decreased $3,172. Interest expense increased $58,247 due to increases in interest rates charged by the Company's banks.


Net Income
     Due to these factors, the Company reported a net loss of $627,729 in 1995 compared to a net loss of $426,388 in 1994.



Liquidity and Capital Resources

     From 1994 through 1996, cash has remained at very low levels. Cash was generated by operating activities, but the cash generated by operations had to be used to reduce indebtedness to the Company's banks under agreements with them.

     In 1994, operations generated $82,068 primarily through increases in accounts payable and accrued expenses. The cash generated by operations was used to repay domestic bank debt and long-term obligations in France.

     In 1995, the Company paid $134,606 to reduce domestic bank debt and long-term obligations to vendors in France. Increases in accounts payable and accrued expenses provided the funds necessary to repay the Company's financing sources.

    During 1996 funds were provided by the sale of a portion of the Company's veterinary business. These funds were used to make payments on accounts payable and accrued expenses, to reduce its bank debt, and to reach agreement with its foreign banks and suppliers on discounted payment of amounts owed.

     At September 30, 1996 current assets equaled $873,542, current liabilities equaled $2,229,703 and the current ratio equaled .39. The Company's total liabilities exceeded total assets by $725,403.

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

     The Company had available from Bank of America Arizona lines of credit for working capital purposes, subject to certain restrictions based upon the amounts of accounts receivable which secure such borrowing. As of September 30, 1996, the Company had borrowed $145,142 under the line of credit and had an additional $10,396 available. In addition, the Company has $162,982 of term loans from Bank of America Arizona. The agreement, which covers both the credit line and term loans, will expire April 30, 1997.

     During the fiscal year, certain of the financial ratio covenants in the agreement with Bank of America Arizona were not met by the Company. The Company expects that it will continue to be out of compliance with certain financial covenants until a new loan agreement is executed.

     The Company also has a loan from M&I Thunderbird Bank which is secured by land and buildings in Arizona. The loan, which totals $123,235 becomes due in its entirety in July 1997.

     All borrowings from these banks will soon be due and payable. The outstanding amounts total $431,359. The Company does not possess the financial resources to repay these amounts at the present time and has made periodic arrangements to extend such loan agreements in the past. The Company will attempt to continue to reach periodic arrangements.



Item 8.  Financial Statements and Supplementary Data

     The Financial Statements are listed under Item 14 in this report.



Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

     None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

     Certain information with respect to the Directors and executive officers of the Company is set forth below.

        Nicholas A. Gallo, III  56    Chairman and member
                                      of the Board of
                                      Directors and
                                      President
        Gary A. Griffin         59    Director
        Edgar J. Huffman        57    Director
        Joel Lehrer             56    Director
        Richard C. Mayo         49    Director, Treasurer
                                      and Chief Financial
                                      Officer
        Denise G. Darmanian     39    Secretary

     Mr. Gallo has been Chairman and a member of the Board of Directors of the Company since May 1978 and President from November 1981 to May 1986 and from April 1987 to present. Mr. Gallo's principal occupation is as President of AlpiGlen International Corp., an investor in healthcare businesses. Mr. Gallo is President and a director of DMS/Agrolabo Products AG, a company formed to develop, manufacture and market in-office veterinary test kits. Mr. Gallo has, since October 1993, been President of DMS Laboratories, Inc., a company which supplies several veterinary diagnostic products to the Company and distributes certain of the Company's reference laboratory products in international markets. Since 1989, he has served as President and Chairman of the Board of Directors of Federated Corporate Services, Inc., an international investor in and provider of executive management services to healthcare companies including the Company. From November 1975 to June 1983, he was President of the Company's international commerce subsidiary, FCS Commercial Services, Inc. and its predecessors. From 1965 through 1975 Mr. Gallo was employed by Johnson & Johnson, a diversified healthcare producer, in various legal and executive positions, most recently as General Manager, Ortho Diagnostic Instruments.

     Mr. Griffin has been a Director of the Company since July 1982. He served as Senior Vice President of the Company from July 1982 through March 1987 and Treasurer from May 1984 until April 1987. Since 1985, Mr. Griffin has served as President of Executrex International, Inc., a management consulting company. From February 1973 until joining the Company, he was employed by National Patent Development Corporation, a developer and manufacturer of high technology products, from December 1981 until July 1982 as Group Vice President - New Technologies and from March 1977 until December 1981 as Vice President - New Product Marketing.

     Mr. Huffman became a Director of the Company in January 1987. Since December 1984, Mr. Huffman has been a Director, Chief Executive Officer, Vice President and Secretary of Visa Industries of Arizona, Inc., an oil and gas explorer and producer. Mr. Huffman has served as a Director of Basic Earth Sciences, Inc., an oil and gas producer, since February 1993 and as Chairman and a member of the Board of Directors of Montessori Day Schools, Inc., a private educational system, since September 1981. From October 1983 to December 1984, he served as Manager of Desert Sage Management, Inc., which managed investment funds for professionals. Mr. Huffman also served as Vice President Corporate Planning of Valley National Corporation, the parent company of Valley National Bank, from 1981 to October 1983.

     Mr. Lehrer, an attorney and certified public accountant, has been a Director of the Company since July 1992. He has served as a grading reviewer for the Advisory Grading Service of the American Institute of Certified Public Accountants from 1987 to 1993. He was previously employed by Merrill Lynch & Co., a provider of financial services, as a Manager of Tax Compliance from 1977 to 1985 and as Vice President from 1982 to 1985.

     Mr. Mayo has served as a Director of the Company since May 1991, as Treasurer since April 1987 and as Chief Financial Officer since joining the Company in August 1986. From 1984 to 1986 he was Vice President, Secretary and Treasurer of Thesys Memory Products Corporation, a provider of computer hardware and software. From 1971 through 1983 Mr. Mayo was employed by Bell & Howell Co., a provider of information systems and educational services, in a variety of financial functions including, from 1979 through 1983, Vice President and Controller of Bell & Howell Education Group, Inc.

     Ms. Darmanian has been Secretary of the Company since October 1985. She joined the Legal Department of the Company in February 1983 after graduating from law school and has served as General Counsel of the Company from October 1985 through September 1991. Since 1985 Ms. Darmanian has served as an officer and Director of Sita, Inc., an international management consulting firm.

Item 11.     Executive Compensation


Summary Compensation Table

      Name and           Fiscal  Cash Compensation Stock
Principal Position        Year       or Charges           Options
------------------       ------  -----------------------  -------

Nicholas A. Gallo, III    1996       $   86,000  (1)      N/A (2)
Chairman and member of    1995       $  122,000           N/A
the Board of Directors    1994       $  136,000           N/A
and President of the
Company.

Richard C. Mayo           1996       $   85,000            0 (3)
Director, Treasurer and   1995       $   78,000            0
Chief Financial Officer   1994       $   78,000            0
of the Company and
Director, Treasurer and
Vice President of
Western Laboratories, Inc.
____________________

      (1) During the 1993 fiscal year, the Company entered into a 1 year service arrangement with Fed Corporate Services AG with respect to Mr. Gallo, effective October 1, 1993. Pursuant to this arrangement, Mr. Gallo served subject to election, as President and Chairman and a member of the Board of Directors of the Company and devoted half or more of his time to the affairs of the Company. Such services were, and continue to be, rendered from facilities and through clerical personnel provided directly or indirectly at Mr. Gallo's expense. Total charges was fixed at the rate of $146,000 per annum. This agreement has been extended under its "evergreen" clause. At various times in order to accommodate the Company's limited financial resources, its needs for senior management and other demands on his time, Mr. Gallo has informed the Company that he would for a period of time commit various lesser percentages of his time to the Company's affairs with a prorated reduction in compensation. The Company has acquiesed in these changes . Thus compensation for various fiscal years aggregated less than $146,000. As at January 1, 1997, the original time allocation and compensation is in effect.

      (2) Mr. Gallo is not eligible to receive options under the Company's Incentive Stock Option Plan.

      (3)  See Fiscal Year-End Option Values table.

Option Grants in Last Fiscal Year

        Number of   Percentage of
        Securities  Total Options
        Underlying   Granted to    Exercise
         Options     Employees       Price     Date    Expiration
Name     Granted   In Fiscal Year  ($/Share)  of Grant*    Date*

R.C. Mayo   50,000       45%        $ 0.125   06/10/96   06/10/02

*See description of Option Plan below regarding the exercisability of option grants.


Aggregated Option Exercises in Last Fiscal Year

      None


Fiscal Year-End Option Values

                                                      Value of
                               Number of            unexercised
                 Date         unexercised            in-the-money
                  of           options at             options at
Name             Grant       fiscal year-end      fiscal year-end

                             ---------------       --------------
                               Exercisable/         Exercisable/
                               Unexercisable        Unexercisable
---------        --------    ---------------       --------------

R.C. Mayo        07/31/92     30,000 / 10,000              0 / 0
                 06/10/96          0 / 50,000              0 / 0

      Options are granted pursuant to the Company's 1988 Incentive Stock Option Plan ("Plan") which was adopted in principle by the Board of Directors on December 16, 1987 and approved by the Company's shareholders on March 24, 1988.

      Options covering a total of 400,000 shares of the Company's Common Stock may be granted under the Plan to key employees (including non-employees who are officers but excluding non-employee Directors). Individuals who own or control 10 percent or more of the issued and outstanding shares of Common Stock or who would do so after the exercise of any options granted or to be granted are not eligible under the Plan. Stock Appreciation Rights ("SARs") are not available under the Plan. The Plan is administered by a committee of the Board of Directors which is comprised of outside Directors ineligible under the Plan.

      Options may be granted under the Plan at any time up to February 25, 1998. The exercise price, which is fixed by the committee, may not be less than the fair market value of the Common Stock at the date of grant. Options are exercisable from time to time as specified by the committee, except that no stock option will be exercisable within 2 years immediately following the date of the grant. During the third, fourth, fifth and sixth years after the grant, a holder of an option may exercise up to 25, 50, 75 and 100 percent, respectively, of the total number of options granted. Options terminate 6 years after grant. Normal provisions are included for phased termination of the grant upon termination of employment, death or disability.

      During the fiscal year ended September 30, 1996, 110,000 options were granted, none were exercised, and 20,000 were canceled. As of September 30, 1996, options covering a total of 180,000 shares of Common Stock were outstanding and held by a total of 2 eligible persons. The per share exercise price of these options ranged from $0.125 to $0.20, which price was not less than the market value of the securities on the date of grant.


Long-Term Incentive Plans/Awards in Last Fiscal Year

      None


Compensation of Directors

      Directors of the Company who are not officers or employees of the Company received compensation at the rate of $10,000 per annum for all services as a Director including committee participation and special assignments. In July 1989, the Board of Directors of the Company adopted a Director fee conversion program whereby Directors could elect, at certain pre-fixed periods during the year, to convert future Director fees to restricted stock in the Company. The conversion price was 50 percent of the average between the bid and ask price of the Company's stock on the day of election. For the fiscal year ended September 30, 1991, a total of 32,820 shares were acquired by conversion in lieu of $3,334 of fees.

      During fiscal 1992 the fee conversion program was replaced with a program allowing each outside Director to elect to receive fees in the form of either: (a) cash, in the amount of $10,000 per annum; (b) a combination of stock and cash at the rate of 15,000 shares per annum and $300 cash per month; or (c) all stock in the amount of 25,000 shares per annum, with earned shares to be issued on January 1 and July 1 of each year. Among the Company's 3 eligible Directors, 2 selected the all stock alternative while the third chose the cash option. No shares were issued under the fee conversion program in fiscal 1992. During fiscal 1993, 45,834 shares were acquired by conversion in lieu of $18,334 of fees. A total of 25,000 shares were acquired by conversion in lieu of $10,000 of fees in fiscal 1994, 75,000 shares were acquired by conversion in lieu of $30,000 of fees in fiscal 1995, and 25,000 shares were acquired by conversion in lieu of $10,000 of fees in fiscal 1996.

      Shares acquired by Directors through the fee conversion program are subject to piggyback registration rights.

Item 12.     Security Ownership of Certain Beneficial Owners and
             Management

      The following table sets forth, as of January 3, 1996, the security ownership of certain beneficial owners and management of the Company.

    Name and address                 Shares         Percentage of
        of owner                     owned          Common Stock
---------------------------         -----------     -------------
Renaissance VI, Ltd.                 405,226 (1)             6.9
  8080 N. Central Expressway
  Suite 210, Lock Box 59
  Dallas, TX 75206-1857

Barry W. Blank                       915,183                15.6
  P.O. Box 32056
  Phoenix, AZ 85064

AlpiGlen International Corp.         943,024 (2)            16.1
  Vordergasse 30
  8213 Nuenkirch Switzerland

Nicholas A. Gallo, III                72,730 (3)             1.2
  2 Darts Mill Road
  Flemington, NJ 08822

Gary A. Griffin                       22,307 (4)             0.4
  100 Jersey Ave., Suite D-9
  New Brunswick, NJ 08901

Edgar J. Huffman                     232,713                 3.9
  9201 N. 7th Avenue
  Phoenix, AZ 85021

Richard C. Mayo                      115,473 (5)             1.9
  2330 S. Industrial Park Ave.
  Tempe, AZ 85282

Joel Lehrer                          304,417                 5.2
  2330 S. Industrial Park Ave.
  Tempe, AZ 85282

All Directors and officers as
  a group (6 persons)              1,869,937                32.0
---------------------
      (1) Based on amendment number 2 to a Schedule 13D filed pursuant to the Securities Exchange Act of 1934, dated December
28, 1989.

      (2) Based on amendment 1 to a Schedule 13D filed pursuant to the Securities and Exchange Act of 1934 dated January 26, 1993 and filed by AlpiGlen International Corporation and amendment 2 dated December 15, 1994 filed by AlpiGlen
International AG, et. al., a company which could be deemed controlled by Mr. Gallo as a result of the offices he holds in it.

      (3) Does not include 57,907 shares owned by Federated Corporate Services, Inc., a company which could be deemed controlled by Mr. Gallo as a result of the offices he holds in it. Based on amendment 6 to a Schedule 13D filed pursuant to the Securities and Exchange Act of 1934 and dated March 1, 1995, Mr. Gallo has sole voting and dispositive power only with respect to 72,730 shares.

      (4)  Includes 5,000 shares owned by Jacqueline Griffin, Mr.
Griffin's wife, in which Mr. Griffin disclaims any interest.

      (5) Does not include 30,000 shares which Mr. Mayo has the right to acquire within 60 days pursuant to the exercise of an incentive stock option.


Item 13.     Certain Relationships and Related Transactions

      All arrangements relating to the provision of services in the nature of employment, that is, a fixed fee independent of the amount of time spent, where such fee exceeds $60,000 per annum, are approved by the Compensation Committee of the Board of Directors of the Company.

      The consulting firm of Sita, Inc., of which Denise G. Darmanian is an officer and director, accrued fees of approximately $41,000 to the Company for legal and paralegal choreography services to the Company and its subsidiaries and management services relating to Iatric SARL and Western Laboratories, Inc. during the fiscal year ended September 30, 1996. In addition, the firm of Gallo & Darmanian, of which Nicholas A. Gallo and Denise G. Darmanian are principals, provided legal services to the Company relating to the Heska transaction for fees totaling $50,000. The predominance of the work was performed by Denise G. Darmanian.

      DMS Laboratories, Inc., a company of which Nicholas A. Gallo, President and Chairman of the Company is an officer, manufactures and supplies the Company with RapidVet-D test kits for contract distribution in North America, coordinates international distribution of the Company's vWF Zymtec test kits and, except for Canada, all other veterinary test kits and treatment products under a long-term contract with the Company. The Board of Directors of the Company has reviewed these arrangements and has determined that because of the Company's limited resources, it could not continue to pursue international distribution of its products without the assistance of DMS and that, in any event, the arrangements are on normal commercial terms that are fair to the Company. DMS is a 100 percent owned subsidiary of Fed Corporate Services AG ("FED"), a company of which Mr. Gallo is a shareholder.

      The Company does not permit its Directors and officers to engage in any business competing with the Company. A committee of the Board of Directors, composed of outside Directors, is charged with the responsibility of defining competition and evaluating such definition periodically to reflect the Company's activities.

PART IV


Item  14.   Exhibits,  Financial  Statement  Schedules  and
Reports  on Form 8-K

a.  The following documents are filed as part of this report:


 1.  Registrant's Statement of Audit Status

         Unaudited Financial Statements:

            Consolidated Balance Sheets at
            September 30, 1996 and 1995

            Consolidated Statements of Operations -
            Years Ended September 30, 1996,
            1995, and 1994

            Consolidated Statements of Changes in
            Shareholders' Equity (Deficit) -
            Years Ended September 30, 1996,
            1995, and 1994

            Consolidated Statements of Cash Flows -
            Years Ended September 30, 1996,
            1995, and 1994

            Notes to Consolidated Financial Statements

  2.  Financial Statement Schedules

         Schedule V    -  Property, Plant and Equipment

         Schedule VI   -  Accumulated Depreciation,
                          Depletion and Amortization of
                          Property, Plant and Equipment

         Schedule VIII -  Valuation and Qualifying Accounts

         Schedule IX   -  Short-term Borrowings

         Schedule X    -  Supplementary Income
                          Statement Information

      Schedules other than those above have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.






  3. Exhibits (numbers below reference the Exhibit Table of Item 601 of Regulation S-K)

      3.   Articles of Incorporation and By-laws,
           as amended *                                       N/A

      4.   Specimen Common Stock Certificates **              N/A

      11.  Earnings per Share Calculation

      12.  Calculation of Operating Ratios

      22.  Subsidiaries of Registrant

      28.  Other Matters


b. No reports on Form 8-K were filed during the last quarter covered by this report.

























* The exhibits required by item 3 are incorporated herein by reference to Form 10-K for the year ended September 30, 1988.

** The exhibit required by item 4 is incorporated herein by reference to Commission File Number 2-88979 NY, exhibits of corresponding number.

                        Signatures

     Pursuant to the requirements of Sections 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       FCS Laboratories, Inc.





                                 By:  /s/ Nicholas A. Gallo, III

                                       -------------------------

                                       Nicholas A. Gallo, III
                                       Chairman and member of
                                       the Board of Directors
                                       and President





Date:  February 28, 1997

                         Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below be the following persons on behalf of the Registrant and in the capabilities and on the dates indicated.


NAME                                   Title and Function

/s/ Nicholas A. Gallo, III
--------------------------             Chairman and member of
Nicholas A. Gallo, III                 the Board of Directors
Date:  February 28, 1997               and President


/s/ Gary A. Griffin
--------------------------             Director
Gary A. Griffin
Date:  February 28, 1997




--------------------------             Director
Edgar J. Huffman
Date:  February 28, 1997



/s/ Richard C. Mayo
--------------------------             Treasurer and
Richard C. Mayo                        Chief Financial Officer
Date:  February 28, 1997               and Director


/s/ Joel Lehrer
--------------------------             Director
Joel Lehrer
Date:  February 28, 1997

            REGISTRANT'S STATEMENT OF AUDIT STATUS


     The financial information presented herein is not covered by the report and consent of the Company's auditors. Due to financial constraints, the Company has been unable to submit its fiscal 1993, 1994, 1995 and 1996 financial statements to an audit. The Company currently expects to undergo a combined audit for the 1993, 1994, 1995 and 1996 fiscal years when the financial situation permits. When obtained, the auditor's report and consent will be filed by the Company by amendment.

     There are no disagreements with the Company's auditors concerning financial reporting or disclosure.

               FCS LABORATORIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                             (UNAUDITED)


                               ASSETS

                                             September 30,
                                     ---------------------------
                                         1996            1995
                                     -----------     -----------


Current Assets:
     Cash                            $       924     $     6,106
      Acounts receivable, net of
       allowance for doubtful
       accounts of $23,854
       and $28,565, respectively
       (Notes 5 and 14)                  227,316         350,236
     Inventories (Notes 3 and 5)         626,786         757,569
     Other current assets                 18,516          74,323
                                     -----------     -----------
           Total Current Assets          873,542       1,188,234


Property, Plant and Equipment,
   net (Notes 4, 5 and 6)                692,542         837,625


Deferred Costs and Other Assets,
   net of Amortization of
   $9,990 and $5,994,
   respectively                           26,218          46,297













                                     -----------     -----------
           Total Assets              $ 1,592,302     $ 2,072,156
                                     ===========     ===========

   See accompanying notes to consolidated financial statements.

               FCS LABORATORIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                             (UNAUDITED)


           LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)


                                             September 30,
                                     ---------------------------
                                         1996            1995
                                     -----------     -----------
Current Liabilities:
     Accounts payable                $   860,572     $ 1,507,334
     Accrued expenses                    859,022       1,092,111
     Short-term debt
       (Notes 5 and 13)                  366,447         932,331
     Current portion of long-term
       debt (Notes 6, 13 and 15)         143,662         696,426
                                     -----------     -----------
       Total Current Liabilities       2,229,703       4,228,202

Other Liabilities:
     Long-term debt (Notes 6 and 13)      88,002           8,900
                                     -----------     -----------
       Total Liabilities               2,317,705       4,237,102

Commitments and Contingencies
  (Notes 8 and 13)

Shareholders' Equity (Deficit)
     Common Stock, no par value:
       6,000,000 shares authorized;
       5,836,145 and 5,811,145 shares
       issued and outstanding,
       respectively (Note 9)           4,060,163       3,960,610
      Cumulative foreign
       currency translation
       adjustment (Note 15)                ---           (94,136)
     Accumulated deficit              (4,785,566)     (6,031,420)
                                     -----------     -----------
       Total Shareholders'
        Equity (Deficit)                (725,403)     (2,164,946)
                                     -----------     -----------
       Total Liabilities and
         Shareholders' Equity
         (Deficit)                   $ 1,592,302     $ 2,072,156
                                     ===========     ===========



   See accompanying notes to consolidated financial statements.

                FCS LABORATORIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)




                              Fiscal Year Ended September 30,
                           -------------------------------------
                               1996         1995         1994
                           -----------  -----------  -----------

Sales                      $ 2,195,371  $ 3,040,803  $ 3,141,598

Cost of Sales                  833,414    1,185,187    1,173,700
                           -----------   ----------  -----------
     Gross profit            1,361,957    1,855,616    1,967,898

Selling, General and
  Administrative Expense     1,268,839    2,051,038    2,061,224
Research and Development
  (Note 11)                    108,143      175,843      131,673
Depreciation and
  Amortization Expense          19,600       34,657       37,829
Interest Expense               151,300      221,807      163,560
Other Income (Note 15)         188,374        ---          ---
                           -----------   ----------   ----------
Income (Loss) from
 Continuing Operations           2,449     (627,729)    (426,388)

Extraordinary Gain on Debt
   Accommodation (Note 15)   1,243,405         ---         ---
                           -----------  -----------  -----------
Net Income (Loss)          $ 1,245,854  $  (627,729) $  (426,388)
                           ===========  ===========  ===========

Net Income (Loss) per Share:
  Net Income (Loss) from
    Continuing Operations  $      ---    $     (.11)  $     (.08)
  Extraordinary Gain on
    Debt Accommodation            .21           ---          ---
                           -----------   -----------  -----------
Net Income (Loss)
    per Share              $      .21    $     (.11)  $     (.08)
                           ===========   ===========  ===========

Weighted Average Shares
  Outstanding                5,829,861     5,577,924    5,359,951



   See accompanying notes to consolidated financial statements.

                FCS LABORATORIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF
               CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
         For the years ended September 30, 1996, 1995 and 1994
                              (UNAUDITED)

                       Common Stock                  Cumulative
                  --------------------                 Foreign
                                                       Currency
                   Shares               Accumulated  Translation
                   Issued     Amount      Deficit     Adjustment
                  ---------  ---------  ------------  -----------
Balance at
  September 30,
  1993            5,294,088  $3,903,806  $(4,977,303)  $ (64,969)

 Foreign currency
  translation
  adjustment          ---         ---          ---        (8,680)
 Shares issued      239,584      20,730        ---         ---
 Net loss for
  the period          ---         ---       (426,388)      ---
Balance at
  September 30,   ---------  ----------  -----------   ---------
  1994            5,533,672   3,924,536   (5,403,691)    (73,649)

 Foreign currency
  translation
  adjustment          ---         ---          ---       (20,487)
 Shares issued      277,473      36,074        ---         ---
 Net loss for
  the period          ---         ---       (627,729)      ---
Balance at
  September 30,   ---------  ----------  -----------   ---------
  1995            5,811,145   3,960,610   (6,031,420)    (94,136)

 Foreign currency
  translation
  adjustment          ---         ---          ---        94,136
 Shares issued       25,000      10,000        ---         ---
 Net income for
  the period          ---         ---      1,245,854       ---
Balance at
  September 30,   ---------  ----------  -----------   ---------
  1996            5,836,145   3,970,610   (4,785,566)      ---

 Shares to be
  issued            250,000      89,553        ---         ---
Adjusted balance at
  September 30,   ---------  ----------  -----------   ---------
  1996            6,086,145  $4,060,163  $(4,785,566)  $   ---
                  =========  ==========  ===========   =========
   See accompanying notes to consolidated financial statements.
                FCS LABORATORIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                Fiscal Year Ended September 30,
                             -----------------------------------
                                1996         1995         1994
                             ----------   ----------   ----------
Cash Flows from Operating
Activities:
  Net Income (Loss)          $1,245,854  $ (627,729)  $ (426,388)
                             ----------  ----------   ----------
  Adjustments to reconcile
  net loss to net cash
  provided by operating
  activities
    Extraordinary gain on
      debt accommodation
      (Note 15)              (1,243,405)      ---          ---
    Sale of a portion of
      business (Note 15)       (626,842)      ---          ---
    Valuation reserve on
      French assets (Note 15)   342,810       ---          ---
    Liquidation of foreign
      currency translation
      adjustment (Note 15)       95,658       ---          ---
    Depreciation and
      amortization               42,050      60,465       80,425
    Amortization of
      intangible assets           3,996       3,996        1,998
    Provision for losses on
      accounts receivable        16,600      13,600       10,900
    Issuance of common stock
      in lieu of cash payments   99,553      36,074       20,730
  Change in assets and
  liabilities:
    Decrease in accounts
      receivable                 95,413      15,393       45,390
    Decrease (increase) in
      inventories               (24,103)     44,395       (8,979)
    Decrease (increase) in
      other current assets       (6,454)     11,134         (501)
    Decrease (increase) in
      other assets                9,331        (171)     (20,460)
    Increase (decrease) in
      accounts payable         (289,586)    200,396      106,076
    Increase (decrease) in
      accrued expenses          (29,384)    374,267      272,877
                              ---------    --------     --------
    Total adjustments        (1,514,363)    759,549      508,456

    Net cash provided by
      operating activities     (268,509)    131,820       82,068
                             -continued-

                FCS LABORATORIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)


                                Fiscal Year Ended September 30,
                             ------------------------------------
                                1996         1995         1994
                             ----------   ----------   ----------
Cash Flows from Investing
Activities:
  Sale of a portion of
    business (Note 15)          626,842       ---          ---
  Purchases of property,
    plant and equipment            (892)     (3,400)      (4,981)

    Net cash provided by
      (used) in investing     ----------     ------       ------
      activities                625,950      (3,400)      (4,981)

Cash Flows from Financing
Activities:
  Net borrowings (repayments)
    of short-term debt          (68,996)    (38,564)      (6,944)
  Retirement of short-term
    debt (Note 15)             (178,200)      ---          ---
  Proceeds from issuance of
    long-term debt (Note 15)     82,037       ---         15,565
  Payments on long-term debt   (197,323)    (85,910)     (48,391)
  Payments on accounts payable
    in France (Note 12)           ---       (10,132)     (43,698)

    Net cash used in           --------    --------     --------
      financing activities     (362,482)   (134,606)     (83,468)

Effect of Exchange Rate Changes
  on Cash                          (141)      ---          ---
                               --------    --------     --------
Increase (Decrease) in Cash      (5,182)     (6,186)      (6,381)

Cash at Beginning of Year         6,106      12,292       18,673
                              ---------   ---------    ---------
Cash at End of Year           $     924   $   6,106    $  12,292
                              =========   =========    =========
Supplemental Cash Flow
Disclosures:

Cash Paid for Interest        $ 106,332   $ 121,901    $ 106,973


   See accompanying notes to consolidated financial statements.


                FCS LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1:  Nature of Business

     FCS Laboratories, Inc. is in the business of developing, manufacturing and marketing laboratory testing kits and services, and therapeutic products.

Note 2:  Summary of Significant Accounting Policies

     Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the 1994 and 1995 financial statements to conform to the 1996 financial statement presentation.

     Inventories:  Inventories are valued at the lower of cost
(first-in, first-out) or market. The components of inventories are principally raw materials and work in process.

     Property, Plant and Equipment:  Depreciation is computed
using primarily the straight-line method.  Estimated useful lives are as follows:
          Building                       30 years
          Leasehold improvements          5 years
          Machinery and equipment      5-10 years
          Furniture and fixtures         10 years

     The cost of maintenance and repairs is charged to expense as incurred. Significant additions and improvements, which increase the useful lives of the related assets, are capitalized.

     Earnings per Share: Earnings per share of Common Stock are based on the weighted average number of shares outstanding during each year. Stock options are not included in the calculation as they are antidilutive.

     Deferred Costs: Costs incurred relating to the entry into new markets of the Company's business are capitalized and are amortized over periods ranging from 2 to 5 years on a straight-line basis.

     Accounting for Income Taxes: Statement of Financial Accounting Standard Number 96, "Accounting for Income Taxes", was issued by the Financial Accounting Standards Board in 1987. Statement 96 was revised and replaced in February 1992 by Statement 109. Both Statement 96 and Statement 109 require a change from the deferred method to the asset and liability method for accounting for income taxes.

     Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amount and the tax basis of existing assets and liabilities. The Company elected early adoption of Statement 96 in 1989, and subsequently elected early adoption of Statement 109 in 1992. There was no effect on the financial statements due to the adoption of either Statement 96 or 109.

     General business credits are recorded as a reduction of Federal income taxes in the year realized.


Note 3:  Inventories

     The components of inventories are as follows:

                                            September 30,
                                     --------------------------
                                         1996           1995
                                     -----------    -----------

Raw materials                        $    52,406    $    82,125
Work in process                          574,380        675,444
                                     -----------    -----------
     Total                           $   626,786    $   757,569
                                     ===========    ===========


Note 4:  Property, Plant and Equipment

     Property, plant and equipment at cost consists of the
following:
                                            September 30,
                                     --------------------------
                                         1996           1995
                                     -----------    -----------

Land                                 $    96,265    $    96,265
Buildings                              1,476,589      1,477,554
Leasehold improvements                     3,199         41,440
Machinery and equipment                  745,334        745,176
Furniture and fixtures                   624,305        624,209
                                     -----------    -----------
                                     $ 2,945,692    $ 2,984,644
Less accumulated depreciation
  and amortization                    (2,253,150)    (2,147,019)
                                     -----------    -----------
     Total                           $   692,542    $   837,625
                                     ===========    ===========

Note 5:  Short-term Debt

     Short-term debt consists primarily of bank lines of credit through Bank of America Arizona and is comprised of the following:


                                                 September 30,
                                         ------------------------
                                            1996          1995
                                         ----------    ----------


Note payable, interest at prime plus
  6.5 percent (14.75 percent at
  September 30, 1996) secured by
  certain of the Company's domestic
  accounts receivable and inventory
  totaling $834,143 at
  September 30, 1996.                    $  145,142    $  201,116

Note payable, interest at 11.75
  percent at September 30, 1995
  secured by certain domestic
  accounts receivable and
  inventory and a security interest
  in the shares of Western
  Laboratories, Inc.                          ---         496,888

Notes payable, interest at prime
  plus 6.5 percent (14.75 percent
  at September 30, 1996) secured
  by certain of the Company's
  equipment, land and buildings
  located in Arizona.                       162,982       208,019

Note payable, interest at 8.0 percent
  at September 30, 1996 secured by
  certain accounts receivable.               55,064        18,049

Obligations payable to three individuals
  affiliated  with FCS Laboratories,
  Inc., $3,259 of which is secured
  by 5,000 shares of treasury stock.          3,259         8,259
                                         ----------    ----------
     Total                               $  366,447    $  932,331
                                         ==========    ==========

Note 6:  Long-term Debt


     Long-term debt, secured as noted, is comprised of the following obligations:

                                              September 30,
                                         ------------------------
                                            1996          1995
                                         ----------    ----------

Original bank borrowing of $422,178,
  increased to $600,000 during 1985,
  bearing interest at the SBA peg rate
  plus 2 percent (8.0 percent at
  September 30, 1996) and repayable
  in monthly installments of principal
  and interest of varying amounts
  through July 1997, at which time the
  remaining principal balance will be
  due.  The borrowing is secured by
  land and buildings located in Arizona,
  with a carrying value of $500,724.     $  123,235    $  209,335

Note payable, secured by certain domestic
  accounts receivable and inventory and
  a security interest in the shares of
  Western Laboratories, Inc., due
  December 15, 1998.                         82,037         ---

Original bank borrowing of FF 2,000,000,
  bearing interest at 9.25 percent,
  originally repayable in equal
  quarterly installments.                     ---         303,325

Original bank borrowing of FF 1,200,000,
  bearing interest at 11.5 percent,
  originally repayable in equal
  quarterly installments.                     ---         134,228

Capitalized lease obligations of
  $32,333, secured by equipment
  located in Arizona.                           577         3,323

Obligation bearing interest at 20
  percent convertible into the
  Company's shares at $.25 per share.         ---          18,500




                              -continued-

                                               September 30,
                                         ------------------------
                                            1996          1995
                                         ----------    ----------

Unsecured obligations payable
  to four individuals currently
  or formerly affiliated with FCS
  Laboratories, Inc., average
  interest at 5.8 percent.                   25,815        36,615
                                         ----------    ----------
Total                                    $  231,664    $  705,326
                                         ----------    ----------

Less:  current portion                     (143,662)    (696,426)
                                         ----------    ----------
Non-current portion of long-term debt    $   88,002    $    8,900
                                         ==========    ==========


     Maturities of long-term debt are as follows:

                Year Ending
               September 30,
               -------------
                  1997            $ 143,662
                  1998                2,400
                  1999               84,437
                  2000                1,165


Note 7:  Income Tax

     At September 30, 1996, the Company had net operating loss carryforwards of approximately $3.3 million for financial reporting and Federal income tax purposes, which expire from 2001 to 2009.

     During each of the years presented in the consolidated statements of operations, there has been no current tax liability as the result of the operating losses in each year. In conformity with the Financial Accounting Standard Board Statement 109, Deferred Tax Assets would total $1.2 million at September 30, 1996, which would represent the future tax benefit from utilization of the Net Operating Loss carryforwards discussed above. These Deferred Tax Assets have been offset in their entirety by a valuation allowance, resulting in no net Deferred Tax Asset on the consolidated balance sheets for each time period presented.

Note 8:  Commitments

     The total expense under operating leases having an initial noncancellable term of more than one year was $18,900, $51,047 and $47,781 for the years ended September 30, 1996, 1995 and 1994, respectively. Lease commitments are primarily for office equipment and office space for selling and administrative functions.

     Minimum annual rentals for future years under these operating leases are payable as follows:

               Year Ending
               September 30,                Total
               -------------              ---------
                   1997                  $  8,069
                   1998                     3,780
                   1999                       945
                   2000                      ---


Note 9:  Shareholders' Equity

Fee Conversion Program

     In 1989, the Board of Directors of the Company adopted a Director fee conversion program whereby Directors can elect to convert Director fees to restricted stock in the Company. The conversion price was 50 percent of the average of the bid and asking price on the day of election. During 1990, $15,833 of fees was exchanged for 152,888 shares of stock, with 53,334 of these shares issued after the balance sheet date. During 1991, 32,820 shares of stock were issued in lieu of $3,334 of fees. During 1992, the fee conversion program was replaced with a program allowing each outside Director to elect to receive fees in the form of either: (a) cash, in the amount of $10,000 per annum; (b) a combination of stock and cash at the rate of 15,000 shares per annum and $300 cash per month; or (c) all stock in the amount of 25,000 shares per annum. Among the Company's 3 eligible Directors, 2 selected the all stock alternative while the third chose the cash option. Under this program, 45,834 shares of stock were issued in 1993 in lieu of $18,334 in fees, 25,000 shares of stock were issued in 1994 in lieu of $10,000 in fees, 75,000 shares of stock were issued in 1995 in lieu of $30,000 in fees, and in 1996 there were 25,000 shares of stock issued in lieu of $10,000 in fees.

     During 1992 the Board of Directors of the Company also adopted a fee conversion program whereby one consultant to the Company could elect to convert his outstanding fees into restricted stock in the Company. During fiscal 1993, 93,750 shares were issued under the program in lieu of fees due June 1, 1991 through November 30, 1992. He elected to convert additional fees for the period from December 1, 1992 through November 30, 1993 into 62,500 shares. He also elected to convert fees for the period from December 1, 1993 through September 30, 1994 into 52,083 shares, and elected an additional conversion totaling 62,500 shares through September 30, 1995.

     During 1994 the Board of Directors of the Company adopted a stock compensation program under which eight employees and consultants to the Company received 10 percent of their compensation in restricted stock in the Company. Under this program 100,001 shares of stock were issued in 1994 in lieu of $40,002 of compensation or fees. The program was extended by the Board of Directors under which 139,973 shares of stock were issued in 1995 in lieu of $55,989 of compensation or fees.

1988 Incentive Stock Option Plan:

     The Company's 1988 Incentive Stock Option Plan was approved by shareholders on March 24, 1988. Under this Plan the Company has reserved 400,000 shares of Common Stock for issue to key employees of the Company, except for individuals who own or control 10 percent or more of the Company's Common Stock. Such options are to be granted at a price no less than the fair market value of the stock at the date of grant. Options cannot be exercised for two years after grant and terminate six years after grant. To date, no options have been exercised, and options for 52,500 shares were eligible to be exercised at September 30, 1996. Summarized transactions relating to the 1988 Incentive Stock Option Plan follow:

                                     Number of       Exercise
                                       Shares          Price
                                     Under Plan      Per Share
                                     ----------    -------------

  Outstanding - September 30, 1993      205,000    $ .20 to $ .31
      Granted                              ---
      Canceled                             ---
                                      ---------
  Outstanding - September 30, 1994      205,000    $ .20 to $ .31
      Granted                              ---
      Canceled                          115,000    $ .20 to $ .31
                                      ---------
  Outstanding - September 30, 1995       90,000    $ .20 to $ .31
      Granted                           110,000    $ .125
      Canceled                           20,000    $ .31
                                      ---------
  Outstanding - September 30, 1996      180,000    $ .125 to $.20
                                      =========


Note 10:  Business Segments

     The Company is in the single industry segment of human and animal healthcare products and services. For required geographical data, and supplemental data on human and animal healthcare sales, refer to "Business -- Financial Information on Geographic Area Data".


Note 11:  Operating Expense Detail

     Research and development costs are charged to operations as incurred and amounted to $108,143, $175,843 and $131,673 for the years ended September 30, 1996, 1995 and 1994, respectively.


Note 12:  European Operations

     In 1985, the Company, through its French subsidiaries, established facilities for the manufacture in France and the marketing in Europe of the AREST system for both human and canine allergy.

     Production in France of the materials used in both the diagnostic and therapeutic phases of the AREST human system was begun in October 1985. Marketing and sales of the kits necessary for the diagnostic phase was also begun at that time. However, sales of the immunotherapy products constituting the therapeutic phase of the AREST human system were delayed due to a substantial delay in receiving certain authorizations from the French Ministry of Health to sell such products.

     For these reasons, the Company sharply reduced French operations and discontinued sales in the third quarter of 1986 and, in June 1986, the Company's French subsidiaries filed for protection from creditors in the Commercial Court in Dreux, France, which protection was granted by the Court on June 26, 1986. In accordance with the Court's order, a plan of reorganization was filed providing for a 5-year repayment schedule by the Company's French subsidiaries, without interest, of certain perfected vendor obligations totaling $311,285. Final approval of the plan was granted on October 29, 1987. On July 2, 1992, the Court granted a rescheduling through May 1994, of the remaining vendor obligations.

     The Company, in 1990, resumed limited activity in Europe through Iatric SARL, as envisioned by the plan, involving its AREST for Canine Allergy Management System, the sale of which required no further authorizations. Selected clinical laboratories and others were appointed as long-term, exclusive distributors of the system within defined territories, usually for a given country. These distributors purchased diagnostic kits from the Company and performed the tests for their veterinarian customers and/or sold them to selected other laboratories that do so. Immunotherapy treatment products were thereafter produced by the Company and sold to the distributor who, in turn, sold them to the veterinarian. The distributors agreed to purchase their requirements of such products exclusively from the Company and to use reasonable efforts to sell them.

     Distributors were appointed on behalf of Iatric SARL in Germany, the United Kingdom, Italy, Switzerland, Austria and Spain. During 1995, the responsibility for all international distribution of these products was transferred to DMS Laboratories, Inc. All the agreements referenced above were transferred from Iatric SARL to DMS, which acts as exclusive umbrella distributor.

     In January 1996 the Company discontinued all operations in France. Using funds from the sale of its domestic retail canine business noted earlier, the Company entered into formal accommodations with those banks that had provided funding for the initial French activity, such amounts representing almost all of the debts remaining in France.


Note 13:  Uncertainties

     During the years presented in the financial statements, the Company has sustained recurring losses. As a result, the Company's financial position has weakened and current liabilities exceed current assets by $1,356,161.

     The $123,235 bank borrowing through M & I Thunderbird Bank secured by land and buildings in Arizona will become payable in July 1997. It is anticipated that this loan will be refinanced, but there is no assurance that acceptable arrangements can be reached. In addition, loans through Bank of America Arizona totaling $308,124 will mature April 30, 1997.

     Expense reductions have been selectively implemented by management during these periods. However, management believes that the Company's future success is dependent upon reversing the sales decline through the introduction of new products and/or raising additional capital. The Company is aggressively pursuing new product opportunities within the cost constraints imposed by its present financial situation. In addition, the Company is actively pursuing both debt and equity capital. However, there is no assurance of the success of either of these programs.


Note 14:  Credit Risk

     The Company's products and services for both humans and animals are sold throughout the United States. Products and services for canines are also sold in Canada, and products for animals are sold in Europe and in Australia. The Company grants a limited amount of unsecured credit to most customers, consisting of a geographically dispersed base of approximately 3,000 physicians and veterinarians. Heska Corporation is the only customer which accounts for a significant percentage of sales, equaling 27 percent of the sales of the Company during the six month period following the transaction described in Note 15.


Note 15:  Other Activites

     During March 1996, the Company sold a portion of its veterinary business and completed transactions restructuring its bank debt and some vendor payables, which resulted in other income and extraordinary gains totaling $1,431,779. The Company sold to an independent third party, that portion of its business relating to the provision of canine allergy testing services and immunotherapy treatment products directly to veterinarians. That portion of FCS's business involving the sale of diagnostic kits to other laboratories that provide such testing services and the sale of immunotherapy treatment to such laboratories and distributors of such products was not impacted by the transaction. The buyer also agreed to purchase its requirements of the test kits necessary to provide such services and of immunotherapy treatment products from FCS for a period of four years. The buyer must purchase $168,000 of products from the Company quarterly. As consideration for the sale, FCS received $500,000 and $250,000 in unconditional and assignable promissory notes of the buyer. After sale of the notes at a discount, and closing costs on the transactions, the Company reported other income of $626,842 in the period.

     The Company decided in January 1996 to discontinue all operations in France and to cease making payments to creditors under its reorganization plan. As a result, Iatric SA, one the Company's subsidiaries in France, received notification dated February 15, 1996 that it had been liquidated by order of the French bankruptcy court. The other three French subsidiaries were not subject to the liquidation order. The Company recorded a reserve of $342,810 which equals the carrying value of the assets in excess of the liabilities of its subsidiaries in France. Because all operations utilizing foreign currencies have been reserved, the cumulative foreign currency translation adjustment was liquidated, resulting in a $95,658 write off. The reserve and the liquidation of the cumulative foreign currency translation adjustment totaled $438,468 and this amount is reported in the financial statements partially offsetting the other income from the sale of a portion of its retail animal health activities. The Company will continue to own certain assets in France, primarily a building and land. If in the future these assets are able to be sold, a gain will be recorded at that time.

     The Company also had loans from CEPME, a French bank. The proceeds from these loans were used to fund the launch of the French operations in 1985 and 1986. In March 1996, utilizing funds from the sale described earlier, the Company and CEPME reached an agreement to make a one-time payment of $79,177 in full satisfaction of $601,349, including accrued interest of $158,540 owed to CEPME. This resulted in an extraordinary gain of $522,172.

     In addition, utilizing the funds from the sale discussed earlier the Company reached an accommodation with Swiss
Bank Corporation in which the bank accepted $100,000 in cash and $100,000 due in December 1998 in full satisfaction of $700,582 of principal and accrued interest. The note is non-interest bearing and recorded in the balance sheet discounted for interest at 9 percent. The extraordinary gain resulting from this transation equalled $522,383. Also, several providers of materials and services agreed to a payment in the amount of $23,369 in full satisfaction of $222,218 of amounts owed resulting in an extraordinary gain of $198,850.

     Other income of $188,374 is comprised of the $626,842 gain on the sale of a portion of its retail animal health activities, offset by the $342,810 reserves in France and the liquidation of the cumulative foreign currency translation adjustment in the amount of $95,658. The extraordinary gains totaling $1,243,405 are comprised of the debt accommodations with CEPME ($522,172), Swiss Bank Corporation ($522,383) and several providers of materials and services ($198,850). The total of other income and extraordinary gains is $1,431,779.

                   FCS LABORATORIES, INC. AND SUBSIDIARIES
                                Schedule V
                      Property, Plant and Equipment




                       Land    Buildings   Equipment     Total
                     --------  ----------  ----------  ----------


Balance at
September 30, 1993   $ 96,265  $1,442,992  $1,311,275  $2,850,532
                     --------  ----------  ----------  ----------


Additions at Cost        ---        ---         4,981       4,981
Retirements and Sales    ---        ---          ---         ---
Currency Adjustments     ---       38,928      25,393      64,321

Balance at           --------  ----------  ----------  ----------
September 30, 1994   $ 96,265  $1,481,920  $1,341,649  $2,919,834
                     --------  ----------  ----------  ----------


Additions at Cost       ---         ---         3,400       3,400
Retirements and Sales   ---         ---         ---         ---
Currency Adjustments    ---        37,074      24,336      61,410

Balance at           --------  ----------  ----------  ----------
September 30, 1995   $ 96,265  $1,518,994  $1,369,385  $2,984,644
                     --------  ----------  ----------  ----------



Additions at Cost       ---         ---           892        892
Retirements and Sales   ---       (38,235)       ---     (38,235)
Currency Adjustments    ---          (971)       (638)    (1,609)

Balance at           --------  ----------  ----------  ----------
September 30, 1996   $ 96,265  $1,479,788  $1,369,639  $2,945,692
                     ========  ==========  ==========  ==========








     Currency Adjustments includes changes in value resulting from fluctuations in foreign currency exchange rates.

                   FCS LABORATORIES, INC. AND SUBSIDIARIES
              Schedule VI - Accumulated Depreciation, Depletion and Amortization of Property, Plant and Equipment


                        Buildings      Equipment        Total
                        ----------    -----------    ------------

Balance at
September 30, 1993      $  689,574    $ 1,235,780    $  1,925,354
                        ----------    -----------    ------------


Additions Charged to
  Costs and Expenses        36,623         43,801          80,424
Retirements and Sales         ---            ---             ---
Currency Adjustments        16,893         24,038          40,931

Balance at              ----------    -----------    ------------
September 30, 1994      $  743,090    $ 1,303,619    $  2,046,709
                        ----------    -----------    ------------


Additions Charged to
  Costs and Expenses        37,519         22,948          60,467
Retirements and Sales        ---            ---             ---
Currency Adjustments        16,273         23,570          39,843
                        ----------    -----------    ------------
Balance at
September 30, 1995      $  796,882    $ 1,350,137    $  2,147,019
                        ----------    -----------    ------------



Additions Charged to
  Costs and Expenses       137,305          8,142        145,447
Retirements and Sales      (38,235)         ---          (38,235)
Currency Adjustments          (450)          (631)        (1,081)

Balance at              ----------    -----------   ------------
September 30, 1996      $  895,502    $ 1,357,648   $  2,253,150
                        ==========    ===========   ============








     Currency Adjustments includes changes in values resulting from fluctuations in foreign currency exchange rates.

                  FCS LABORATORIES, INC. AND SUBSIDIARIES
             Schedule VIII - Valuation and Qualifying Accounts
           Allowances for Accounts Receivable and Sales Returns



                                1996         1995         1994
                               ------       ------       ------

Balance at
Beginning of Year             $  28,565    $  23,171    $  20,705


Provisions Charged
to Income                        16,600       13,600       10,900


Amounts Written Off,
Net of Collections              (21,311)      (8,206)     (8,434)


                              ---------    ---------    ---------
Balance at End
of Year                       $  23,854    $  28,565    $  23,171
                              =========    =========    =========

                     FCS LABORATORIES, INC. AND SUBSIDIARIES
                       Schedule IX - Short-Term Borrowings
                  Years Ended September 30, 1996, 1995 and 1994


                                 1996         1995         1994
                                ------       ------       ------


Balance at End
of Year                       $ 366,447    $ 932,331    $ 970,895


Weighted Average Interest
Rate at Year-End (percent)         15.4         13.3         11.1


Maximum Amount Outstanding
During the Year                 947,514     1,000,997   1,021,953


Average Amount Outstanding
During the Year                 610,948       970,360     971,482


Weighted Average
Interest Rate During
the Year (percent)                 16.9          14.7        10.5














       Notes payable to banks represent obligations payable under several credit agreements to various banks. Borrowings are arranged on an as-needed basis at various banks.

       The average amount outstanding during the year represents the average daily principal balances outstanding during the year.

       The weighted average interest rates during the year were computed by dividing the actual interest incurred on short-term borrowings by the average short-term borrowings.

             FCS LABORATORIES, INC. AND SUBSIDIARIES
     Schedule X - Supplementary Income Statement Information


     Amortization of Intangible Assets amounted to $3,996, $3,996 and $1,998, for the years ended September 30, 1996, 1995 and 1994, respectively.

     Amounts for Advertising Costs, Royalties, Maintenance and
Repairs, and for Taxes other than payroll and income taxes were inapplicable or less than 1 percent of Sales.









































                                                       Exhibit 11

                FCS LABORATORIES, INC. AND SUBSIDIARIES
                    Earnings Per Share Calculation

Earnings per share is calculated
  by dividing net income            $ 1,245,854
by weighted average shares
  outstanding                         5,829,861
to yield net income
   per share                        $       .21

                                                       Exhibit 12

                FCS LABORATORIES, INC. AND SUBSIDIARIES
                    Calculation of Operating Ratios

Ratio                                  1996             1995
                                      ------           ------
Current Ratio is calculated
by dividing current assets         $   873,542      $ 1,188,234
by current liabilities               2,229,703        4,228,202
yielding                                   .39              .28
                                   ===========      ===========
Debit/Equity Ratio is calculated
by adding short-term debt to       $   366,447      $   932,331
notes (current portion)                143,662          696,426
and long-term debt                      88,002            8,900
                                   -----------      -----------
to yield total debt                $   598,111      $ 1,637,657
                                   -----------      -----------

and dividing by shareholders'      $  (725,403)     $(2,164,946)
equity to yield                         n/m              n/m
                                   ===========      ===========
Short-term Debt/Capital Ratio
is calculated by adding
short-term debt to                 $   366,447      $   932,331
notes (current portion)                143,662          696,426
                                   -----------      -----------
to yield total short-term debt     $   510,109      $ 1,628,757
                                   -----------      -----------

by adding long-term debt           $    88,002      $     8,900
to shareholders' equity               (725,403)      (2,164,946)
                                   -----------      ------------
to yield total capital             $  (637,401)     $(2,156,046)
                                   -----------      ------------

and dividing short-term debt       $   510,109      $ 1,628,757
by total capital                      (637,401)      (2,156,046)
to yield                                n/m              n/m
                                   ============     ===========
Note:  n/m indicates that the ratio calculation is not meaningful

                                                     Exhibit 22


                     FCS LABORATORIES, INC.
         List of Active and/or Significant Subsidiaries*


                                   Percent of      Jurisdiction
           Name                    Ownership     of Incorporation
----------------------------       ----------    ---------------

Western Laboratories, Inc.             100            New Jersey

Iatric Corporation                     100            Arizona

Bioproducts for Medicine, Inc.         100            New Jersey

Bioproducts DVM, Inc.                  100            New Jersey

Iatric Research Institute, Inc.        100            Delaware

Iatric SA (liquidated)                 100            France

Iatric Centre de Recherche
   et de Developpement Europe SARL     100            France

FCS (France) SARL                      100            France

Societe Civile Immobiliere SARL        100            France




















* Omitted active subsidiaries, if any, are in the aggregate not significant subsidiaries.

                                                      Exhibit 28

             FCS LABORATORIES, INC. AND SUBSIDIARIES
                          Other Matters

     The financial information presented herein is not covered by the report and consent of the Company's auditors. Due to financial constraints, the Company has been unable to submit its fiscal 1993, 1994, 1995 and 1996 financial statements to an audit. The Company currently expects to undergo a combined audit for the 1993, 1994, 1995 and 1996 fiscal years when the financial situation permits. When obtained, the auditor's report and consent will be filed by the Company by amendment.

     There are no disagreements with the Company's auditors concerning financial reporting or disclosure.