Form 10-Q
period 1996-12-31
FCS LABORATORIES INC
filed 1997-05-29
CIK 719130

_________________________________________________________________
_________________________________________________________________




               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           FORM 10-Q
           Quarterly Report Under Section 13 or 15 (d)
             of the Securities Exchange Act of 1934


For the quarter ended                      Commission File Number
  December 31, 1996                                0-13154


                     FCS LABORATORIES, INC.
     (Exact name of Registrant as specified in its charter)


        Arizona                                  95-2568559
(State of Incorporation)               (I.R.S Employer ID Number)


2330 S. Industrial Park Ave., Tempe, Arizona        85282
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


                     (1)  Yes / /   No /X/
                     (2)  Yes /X/   No / /


       Number of shares outstanding as of March 27, 1997:
       5,841,145 shares of Common Stock, no par value.


_________________________________________________________________
_________________________________________________________________

PART I, Financial Information


             FCS LABORATORIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                             ASSETS


                                     December 31,   September 30,
                                         1996           1996
                                     ------------   ------------
Current Assets:

   Cash                              $      1,663   $        924
   Accounts receivable, net of
     allowance for doubtful
     accounts of $27,000 and
     $23,854, respectively                291,378        227,316

   Inventories                            575,648        626,786

   Other current assets                    12,853         18,516
                                     ------------   ------------

Total Current Assets                      881,542        873,542


Property, Plant and Equipment, net        685,335        692,542


Deposits and Other Assets, net of
   Amortization of $10,989 and
   $9,990, respectively                    24,525         26,218





                                     ------------   ------------
    Total Assets                     $  1,591,402   $  1,592,302
                                     ============   ============








   See accompanying notes to consolidated financial statements.

             FCS LABORATORIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)


                                     December 31,   September 30,
                                         1996           1996
                                     ------------   ------------
Current Liabilities:
   Accounts payable                  $    925,617   $    860,572
   Accrued expenses                       898,122        859,022
   Short-term debt including
   current portion of long-
   term debt                              463,931        510,109
                                     ------------   ------------
     Total Current Liabilities          2,287,670      2,229,703
                                     ------------   ------------
Other Liabilities:
   Long-term debt                          87,402         88,002
                                     ------------   ------------
     Total Liabilities               $  2,375,072   $  2,317,705
                                     ------------   ------------


Shareholders' Equity (Deficit)
   Common Stock, no par value:
   6,000,000 shares authorized;
   5,836,145 shares issued and
   outstanding (Note 3)                 4,060,163      4,060,163

Accumulated deficit                    (4,843,833)    (4,785,566)

   Total Shareholders' Equity        ------------   ------------
       (Deficit)                       (  783,670)    (  725,403)

   Total Liabilities and Share-      ------------   ------------
      holders' Equity (Deficit)      $  1,591,402   $  1,592,302
                                     ============   ============








   See accompanying notes to consolidated financial statements.

             FCS LABORATORIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS


                                            Three Months
                                          Ended December 31,
                                      --------------------------
                                          1996           1995
                                      ------------   -----------

Sales                                $    478,342   $    637,137

Cost of Sales                             224,803        259,257
                                     ------------   ------------

   Gross profit                           253,539        377,880

Selling, General and
  Administrative Expense                  285,204        392,941

Depreciation and Amortization Expense       1,623          8,000

Interest Expense                           24,979         50,320

                                     ------------   ------------
Net Loss                             $   ( 58,267)  $   ( 73,381)
                                     ============   ============








Net Loss per Share                   $       (.01)  $       (.01)
                                     ============   ============

Weighted Average Shares Outstanding     5,836,145      5,811,145








    See accompanying notes to consolidated financial statements.

             FCS LABORATORIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CHANGES IN
                 SHAREHOLDERS' EQUITY (DEFICIT)



                             Common Stock
                       ------------------------
                                                    Accumulated
                         Shares       Amount           Deficit
                       ---------   ------------     ------------

Balance at
  September 30,
  1996                 5,836,145    $ 3,970,610      $(4,785,566)

  Net income for
    the period             ---            ---            (58,267)

Balance at
  December 31,         ---------    -----------      -----------
  1996                 5,836,145    $ 3,970,610      $(4,843,833)
                       =========    ===========      ===========

  Shares to
    be issued
    (Note 3)             250,000         89,553           ---

Adjusted Balance
  at December 31,      ---------    -----------      -----------
  1996                 6,086,145    $ 4,060,163      $(4,843,833)
                       =========    ===========      ===========















    See accompanying notes to consolidated financial statements.

             FCS LABORATORIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                             Three Months
                                          Ended December 31,
                                     ---------------------------
                                         1996            1995
                                     ------------    -----------

Cash Flows from Operating Activities:
  Net loss                           $   ( 58,267)  $   ( 73,381)

  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities
    Depreciation and amortization           8,207         14,488
    Effect of changes in foreign
      currency exchange rates               ---              316
    Increase of common stock in lieu
      of cash payments                      ---           10,000
    Provision for losses on
      accounts receivable                   4,050          4,200
    Changes in assets and liabilities:
      Increase in accounts receivables    (68,112)       ( 4,922)
      Decrease in inventory                51,138         23,788
      Decrease in other current
        assets                              5,662          2,883
      Decrease in other assets                694          4,500
      Increase in accounts payable
        and accrued expenses              104,145         25,511
                                     ------------   ------------
  Total adjustments                       105,784         80,764

      Net cash provided by           ------------   ------------
        operating activities               47,517          7,383











                           -continued-

             FCS LABORATORIES, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                             Three Months
                                          Ended December 31,
                                     ---------------------------
                                         1996           1995
                                     ------------   ------------

Cash Flows from Investing Activities:
  Purchases of property, plant and
    equipment                        $      ---     $     (  542)

    Net cash used in investing       ------------   ------------
      activities                            ---           (  542)

Cash Flows from Financing Activities:
  Net borrowing, repayment of short-
    term revolving debt                   (27,486)        15,183
  Payments on long-term debt and
    installment obligations               (19,392)       (24,907)

      Net cash used in                -----------   ------------
        financing activities              (46,778)        (9,724)

                                     ------------   ------------
Increase (decrease) in Cash                   739         (2,883)

Cash at Beginning of
  Three Month Period                          924          6,106

Cash at End of                       ------------   ------------
  Three Month Period                 $      1,663   $      3,223
                                     ============   ============












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


NOTE 2:  INVENTORIES

     The components of inventories are as follows:

                                 December 31,    September 30,
                                     1996             1996
                                 ------------    -------------

   Raw material                  $     39,420     $     52,406
   Work in process                    536,228          574,380
                                 ------------     ------------
   Total                         $    575,648     $    626,786
                                 ============     ============


NOTE 3:  COMMON STOCK

     At December 31, 1996, there were 5,836,145 shares of common stock issued and outstanding. An additional 250,000 shares will be issued upon approval by the shareholders of an increase in the number of shares authorized.

                FCS LABORATORIES, INC. AND SUBSIDIARIES
                Management's Discussion and Analysis of
             Financial Condition and Results of Operations


RESULTS OF OPERATIONS

Sales
     During the first three months of fiscal 1997 which ended December 31, 1996, sales decreased $158,795 or 24.9 percent below the same period of the prior year. The decrease was primarily due to a change in channels of distribution for its "retail" domestic animal health product line.

     Approximately $24,331 of this sales decline was due to a decline of products and services for humans, due in large part to extensive staffing reductions, discussed in more detail below under "Operating Expenses." Also the restrictive insurance reimbursement policies of major insurance companies adopted several years ago, while now in the process of reversal, still impact sales negatively. The new generation of antihistamines launched by major pharmaceutical companies in the same time frame as the reimbursement policies noted above combined with those policies to exacerbate the decline. As allergy testing becomes more routine and less specialized, many physicians are now sending samples to their own local laboratories for testing, thus further compounding the problem. Physician customers are increasingly resistant to splitting allergy samples from other serum samples sent to the local laboratory for testing. The Company expects to use existing resources to target new potential allergy customers in an attempt to minimize this negative sales impact.

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

     More recently the Company decided to in fact put its primary emphasis on diagnostic test kits in the field of animal health. As a result, the Company developed and since 1992 has manufactured and distributed a test strip for use in the veterinarian's office for screening canine patients suspected of having allergies. In 1993 the Company completed development of a

                FCS LABORATORIES, INC. AND SUBSIDIARIES
                Management's Discussion and Analysis of
        Financial Condition and Results of Operations, continued


RESULTS OF OPERATIONS, continued

test kit for allergen-specific IgE in canine serum for use in reference laboratories. In 1994, this was superseded by a faster test which also included a test for allergen-specific IgG, a second substance relevant in the diagnosis of allergy. In addition, in 1994 the Company acquired the rights to a test for a molecule critical to proper blood coagulation processes, and began manufacturing and distributing test kits and performing the test in its own laboratory. Also late in 1994 the Company obtained distribution rights to and launched a kit for the detection of dermatophytes in dogs, cats, and horses and began manufacturing and distributing a series of test kits for horses.

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

     During the period, sales of products and services for animals decreased $135,464 or 39.5 percent. Due to the transactions noted above sales dollars decreased $135,023, the sales to veterinarians having been replaced since the date of the transaction by sales to the buyer at a transfer price lower than that price previously charged veterinarians. Thus virtually the entire decrease in sales dollars of animal healthcare was due to this change in method of distribution. The buyer has greater resources than the Company and thus in future periods the impact on sales should be positive.

     Sales of test kits and other products for animals sold abroad or through other laboratories other than the buyer referenced above decreased $26,605, or 38.0 percent compared to

                FCS LABORATORIES, INC. AND SUBSIDIARIES
                Management's Discussion and Analysis of
        Financial Condition and Results of Operations, continued


RESULTS OF OPERATIONS, continued

the prior year. Because of the Company's limited resources, it was determined that the Company could not continue to pursue international distribution of its products without assistance. Thus during 1995 the responsibility for all international distribution of animal healthcare products was transferred to DMS Laboratories. The transfer prices to DMS are from 27 percent to 38 percent below the Company's price to domestic distributors or customers. These discounts reduced the dollars of sales below the level that would otherwise have been reported, reducing sales in dollars of the veterinary products as well as increasing the cost of sales percentage. With the introduction of the new products described earlier, the Company anticipates continued growth in worldwide sales of kits as well as sales of testing services and treatment products to veterinarians in the U.S.

Cost of Sales
    Cost of sales decreased $34,454 below the year earlier level and cost of sales as a percentage of sales was 47.0 percent, compared to 40.7 percent reported in the prior year period. The increase in percentage was entirely due to the change in sale prices to the domestic distributor noted above.

Operating Expenses
     Operating expenses were reduced $139,455 from the prior year. Selling, general and administrative expenses were decreased by $107,737 or 27.4 percent below the year-earlier levels. Late in 1995 the Company implemented major staffing reductions, and additional reductions were implemented upon the sale of part of its retail animal health activities. These reductions may impact the Company's ability to promptly complete its plan of transition to a predominantly animal healthcare business from a predominantly human health business, from a predominantly service business to a predominantly product business and to expand its technical base beyond allergy and related diseases. Interest expense was reduced $25,341 or 50.4 percent due to lower debt levels.

Net Loss
     These factors outlined above resulted in a net loss of $58,267 in the current period compared to a net loss of $73,381 in the year-earlier period.

                FCS LABORATORIES, INC. AND SUBSIDIARIES
                Management's Discussion and Analysis of
        Financial Condition and Results of Operations, continued


LIQUIDITY AND CAPITAL RESOURCES

     During the three months ending December 31, 1996, funds were provided by a decrease in inventories and an increase in accounts payable and accrued expenses. These funds were used to reduce debt levels and to provide working capital to fund a temporary increase in accounts receivable. During the same period of the prior year, funds were provided by reducing inventory and increasing accounts payable and short-term debt. During that period, the funds were used to make payments on domestic bank debt.

     At December 31, 1996 current assets equaled $881,542, current liabilities equaled $2,287,670 and the current ratio equaled .39. The Company's total liabilities exceeded total assets by $783,670.

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

     The Company had available from Bank of America lines of credit for working capital purposes, subject to certain restrictions based upon the amounts of accounts receivable which secure such borrowing. As of December 31, 1996, the Company had borrowed $165,730 under the line of credit and had an additional $4,252 available. In addition, the Company has $147,982 of term loans from Bank of America. The agreement, which covers both the credit line and term loans, will expire October 31, 1997.

     During the fiscal year, certain of the financial ratio covenants in the agreement with Bank of America were not met by the Company. The Company expects that it will continue to be out of compliance with certain financial covenants until a new loan agreement is executed.

                FCS LABORATORIES, INC. AND SUBSIDIARIES
                Management's Discussion and Analysis of
        Financial Condition and Results of Operations, continued


LIQUIDITY AND CAPITAL RESOURCES, continued

     The Company also has a loan from M&I Thunderbird Bank which is secured by land and buildings in Arizona. The loan, which totals $105,620 becomes due in its entirety in July 1997.

     All borrowings from these banks will soon be due and payable. The outstanding amounts total $419,332. The Company does not possess the financial resources to repay these amounts at the present time and has made periodic arrangements to extend such loan agreements in the past. The Company will attempt to continue to reach periodic arrangements.



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


Date:  May 29, 1997