Form 10-Q
period 1997-03-31
FCS LABORATORIES INC
filed 1997-05-30
CIK 719130

_________________________________________________________________
_________________________________________________________________




               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           FORM 10-Q
           Quarterly Report Under Section 13 or 15 (d)
             of the Securities Exchange Act of 1934


For the quarter ended                      Commission File Number
   March 31, 1997                                 0-13154


                     FCS LABORATORIES, INC.
     (Exact name of Registrant as specified in its charter)


        Arizona                                  95-2568559
(State of Incorporation)               (I.R.S Employer ID Number)


2330 S. Industrial Park Ave., Tempe, Arizona        85282
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


                     (1)  Yes /X/   No / /
                     (2)  Yes /X/   No / /


       Number of shares outstanding as of May 23, 1997:
       5,841,145 shares of Common Stock, no par value.


_________________________________________________________________
_________________________________________________________________

PART I, Financial Information


             FCS LABORATORIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                             ASSETS


                                       March 31,    September 30,
                                         1997           1996
                                     ------------   ------------
Current Assets:

   Cash                              $      5,003   $        924
   Accounts receivable, net of
     allowance for doubtful
     accounts of $25,384 and
     $23,854, respectively                244,588        227,316

   Inventories                            557,248        626,786

   Other current assets                    11,235         18,516
                                     ------------   ------------

Total Current Assets                      818,074        873,542


Property, Plant and Equipment, net        681,447        692,542


Deposits and Other Assets, net of
   Amortization of $12,188 and
   $9,990, respectively                    27,327         26,218





                                     ------------   ------------
    Total Assets                     $  1,526,848   $  1,592,302
                                     ============   ============








   See accompanying notes to consolidated financial statements.

             FCS LABORATORIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)


                                       March 31,    September 30,
                                         1997           1996
                                     ------------   ------------
Current Liabilities:
   Accounts payable                  $    928,833   $    860,572
   Accrued expenses                       889,602        859,022
   Short-term debt including
   current portion of long-
   term debt                              441,185        510,109
                                     ------------   ------------
     Total Current Liabilities          2,259,620      2,229,703
                                     ------------   ------------
Other Liabilities:
   Long-term debt                          86,802         88,002
                                     ------------   ------------
     Total Liabilities               $  2,346,422   $  2,317,705
                                     ------------   ------------


Shareholders' Equity (Deficit)
   Common Stock, no par value:
   6,000,000 shares authorized;
   5,836,145 shares issued and
   outstanding (Note 3)                 4,060,163      4,060,163

Accumulated deficit                    (4,879,737)    (4,785,566)

   Total Shareholders' Equity        ------------   ------------
       (Deficit)                         (819,574)    (  725,403)

   Total Liabilities and Share-      ------------   ------------
      holders' Equity (Deficit)      $  1,526,848   $  1,592,302
                                     ============   ============








   See accompanying notes to consolidated financial statements.

             FCS LABORATORIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS


                                             Six Months
                                           Ended March 31,
                                      --------------------------
                                          1997           1996
                                      ------------   -----------

Sales                                $  1,013,564   $  1,212,046

Cost of Sales                             447,792        451,396
                                     ------------   ------------

   Gross profit                           565,772        760,650

Selling, General and
  Administrative Expense                  607,178        771,948

Depreciation and Amortization Expense       3,246         15,910

Interest Expense                           49,519         96,913

Other Income                                 ---         188,374
                                     ------------   ------------
Income (Loss) from Continuing
  Operations                              (94,171)        64,253

Extraordinary Gain                           ---       1,221,604

                                     ------------   ------------
Net Income (Loss)                    $   ( 94,171)  $  1,285,857
                                     ============   ============

Net Income (Loss) per Share:

  Income (Loss) from Continuing
    Operations                       $       (.02)  $        .01

  Extraordinary Gain                         ---             .21

                                     ------------   ------------
Net Income (Loss) per Share          $       (.02)  $        .22
                                     ============   ============

Weighted Average Shares Outstanding     5,836,145      5,823,577

    See accompanying notes to consolidated financial statements.

             FCS LABORATORIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS


                                             Three Months
                                            Ended March 31,
                                      --------------------------
                                          1997           1996
                                      ------------   -----------

Sales                                $    535,222   $    574,909

Cost of Sales                             222,989        192,139
                                     ------------   ------------

   Gross profit                           312,233        382,770

Selling, General and
  Administrative Expense                  321,974        379,007

Depreciation and Amortization Expense       1,623          7,910

Interest Expense                           24,540         46,593

Other Income                                 ---         188,374
                                     ------------   ------------
Income (Loss) from Continuing
  Operations                             ( 35,904)       137,634

Extraordinary Gain                           ---       1,221,604

                                     ------------   ------------
Net Income (Loss)                    $   ( 35,904)  $  1,359,238
                                     ============   ============

Net Income (Loss) per Share:

  Income (Loss) from Continuing
    Operations                       $       (.01)  $        .02

  Extraordinary Gain                         ---             .21

                                     ------------   ------------
Net Income (Loss) per Share          $       (.01)  $        .23
                                     ============   ============

Weighted Average Shares Outstanding     5,836,145      5,836,145

    See accompanying notes to consolidated financial statements.

             FCS LABORATORIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CHANGES IN
                 SHAREHOLDERS' EQUITY (DEFICIT)



                             Common Stock
                       ------------------------
                                                    Accumulated
                         Shares       Amount           Deficit
                       ---------   ------------     ------------

Balance at
  September 30,
  1996                 5,836,145    $ 3,970,610      $(4,785,566)

  Net income for
    the period             ---            ---            (94,171)

Balance at
  March 31,            ---------    -----------      -----------
  1997                 5,836,145    $ 3,970,610      $(4,879,737)
                       =========    ===========      ===========

  Shares to
    be issued
    (Note 3)             250,000         89,553           ---

Adjusted Balance
  at March 31,         ---------    -----------      -----------
  1997                 6,086,145    $ 4,060,163      $(4,879,737)
                       =========    ===========      ===========















    See accompanying notes to consolidated financial statements.

             FCS LABORATORIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                              Six Months
                                            Ended March 31,
                                     ---------------------------
                                         1997            1996
                                     ------------    -----------

Cash Flows from Operating Activities:
  Net income (loss)                  $   ( 94,171)  $  1,285,857

  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities
    Extraordinary gain on debt
      accommodation                         ---       (1,221,604)
    Sale of portion of business             ---         (626,842)
    Valuation reserve on
      French assets                         ---          342,810
    Expense the reserve for
      currency exchange                     ---           95,658
    Depreciation and amortization          16,612         26,985
    Effect of changes in foreign
      currency exchange rates               ---             (144)
    Increase of common stock in lieu
      of cash payments                      ---           99,553
    Provision for losses on
      accounts receivable                   8,100          8,400
    Changes in assets and liabilities:
      Decrease (increase) in
        accounts receivable               (25,372)        40,050
      Decrease (increase) in
        inventory                          69,538         (7,945)
      Decrease in other current
        assets                              7,281          4,318
      Decrease (increase) in
        other assets                       (3,306)        11,159
      Increase (decrease) in accounts
        payable and accrued expenses       98,841       (244,672)
                                     ------------   ------------
  Total adjustments                       171,694     (1,472,274)

      Net cash provided by           ------------   ------------
        (used in) operating activities     77,523       (186,417)

                           -continued-

             FCS LABORATORIES, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                              Six Months
                                            Ended March 31,
                                     ---------------------------
                                         1997           1996
                                     ------------   ------------

Cash Flows from Investing Activities:
  Sale of portion of business        $      ---     $    626,842
  Purchases of property, plant and
    equipment                              (3,320)        (  542)

    Net cash provided by (used in)    -----------   ------------
      investing activities                 (3,320)       626,300

Cash Flows from Financing Activities:
  Net repayment of short-term
    revolving debt                        (37,301)      (122,404)
  Retirement of short-term debt             ---         (200,000)
  Proceeds from issuance of
    long-term debt                          ---          100,000
  Payments on long-term debt and
    installment obligations               (32,823)       (54,142)

      Net cash used in                -----------   ------------
        financing activities              (70,124)      (276,546)

Effect of Exchange Rate
  Changes on Cash                           ---             (141)
                                     ------------   ------------
Increase in Cash                            4,079        163,196

Cash at Beginning of
  Six month Period                            924          6,106

Cash at End of                       ------------   ------------
  Six Month Period                   $      5,003   $    169,302
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


NOTE 2:  INVENTORIES

     The components of inventories are as follows:

                                   March 31,     September 30,
                                     1997             1996
                                 ------------    -------------

   Raw material                  $     27,535     $     52,406
   Work in process                    529,713          574,380
                                 ------------     ------------
   Total                         $    557,248     $    626,786
                                 ============     ============


NOTE 3:  COMMON STOCK

     At March 31, 1997, there were 5,836,145 shares of common stock issued and outstanding. An additional 250,000 shares will be issued upon approval by the shareholders of an increase in the number of shares authorized.

                FCS LABORATORIES, INC. AND SUBSIDIARIES
                Management's Discussion and Analysis of
             Financial Condition and Results of Operations


FIRST SIX MONTHS RESULTS OF OPERATIONS

Sales
     During the first six months of fiscal 1997 which ended March 31, 1997, sales decreased $198,482 or 16.4 percent below the same period of the prior year. The decrease was primarily due to a change in channels of distribution for its "retail" domestic animal health product line.

     Approximately $62,715 of this sales decline was due to a decline of products and services for humans, due in large part to extensive staffing reductions, discussed in more detail below under "Operating Expenses." Also the restrictive insurance reimbursement policies of major insurance companies adopted several years ago, while now in the process of reversal, still impact sales negatively. The new generation of antihistamines launched by major pharmaceutical companies in the same time frame as the reimbursement policies noted above combined with those policies to exacerbate the decline. As allergy testing becomes more routine and less specialized, many physicians are now sending samples to their own local laboratories for testing, thus further compounding the problem. Physician customers are increasingly resistant to splitting allergy samples from other serum samples sent to the local laboratory for testing. The Company expects to use existing resources to target new potential allergy customers in an attempt to minimize this negative sales impact.

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

     During the period, sales of products and services for animals decreased $135,767 or 21.6 percent. Although unit sales volume of products and services increased, this was more than offset by a decrease in sales dollars due to the changes in channels of distribution noted above, the sales to veterinarians having been replaced since the date of the transaction by sales to the buyer at a transfer price lower than that price previously charged veterinarians. The buyer has greater resources than the Company and thus in future periods the impact on sales should be positive.

     Sales of test kits and other products for animals sold abroad or through other laboratories other than the buyer referenced above increased slightly compared to the prior

                FCS LABORATORIES, INC. AND SUBSIDIARIES
                Management's Discussion and Analysis of
        Financial Condition and Results of Operations, continued


FIRST SIX MONTHS RESULTS OF OPERATIONS, continued

year. Because of the Company's limited resources, it was determined that the Company could not continue to pursue international distribution of its products without assistance. Thus during 1995 the responsibility for all international distribution of animal healthcare products was transferred to DMS Laboratories. The transfer prices to DMS are from 27 percent to 38 percent below the Company's price to domestic distributors or customers. These discounts reduced the dollars of sales below the level that would otherwise have been reported, reducing sales in dollars of the veterinary products as well as increasing the cost of sales percentage. With the introduction of the new products described earlier, the Company anticipates continued growth in worldwide sales of kits as well as sales of testing services and treatment products to veterinarians in the U.S.

Cost of Sales
    Cost of sales decreased $3,604 below the year earlier level and cost of sales as a percentage of sales was 44.2 percent, compared to 37.2 percent reported in the prior year period. The increase in percentage was entirely due to the change in sale prices to the domestic distributor noted above.

Operating Expenses
     Operating expenses were reduced $224,828 from the prior year. Selling, general and administrative expenses were decreased by $164,770 or 21.3 percent below the year-earlier levels. Late in 1995 the Company implemented major staffing reductions, and additional reductions were implemented upon the sale of part of its retail animal health activities. These reductions may impact the Company's ability to promptly complete its plan of transition to a predominantly animal healthcare business from a predominantly human health business, from a predominantly service business to a predominantly product business and to expand its technical base beyond allergy and related diseases. Interest expense was reduced $47,394 or 48.9 percent due to lower debt levels.

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

     In addition, utilizing the funds from the sale discussed earlier, the Company reached an accommodation with Swiss Bank Corporation in which the bank accepted $100,000 in cash and $100,000 due in December 1998 in full satisfaction of $700,582 of principal and accrued interest. The note is non-interest bearing

                 FCS LABORATORIES, INC. AND SUBSIDIARIES
                 Management's Discussion and Analysis of
         Financial Condition and Results of Operations, continued


FIRST SIX MONTHS RESULTS OF OPERATIONS, continued

and recorded in the balance sheet discounted for interest at 9 percent. The extraordinary gain resulting from this transaction equaled $500,582. Also, several providers of materials and services agreed to a payment in the amount of $23,369 in full satisfaction of $222,218 of amounts owed resulting in an extraordinary gain of $198,850.

     Other income of $188,374 is comprised of the $626,842 gain on sale of a portion of its retail animal health activities, offset by the $342,810 reserves in France and the liquidation of the cumulative foreign currency translation adjustment in the amount of $95,658. The extraordinary gains totaling $1,221,604 are comprised of the debt accommodations with CEMPE ($522,172), Swiss Bank Corporation ($500,582) and several providers of materials and services ($198,850). The total of the other income and extraordinary gains is $1,409,978.

Net Income (Loss)
     These factors outlined above resulted in a net loss of $94,171 in the current period compared to a net income of $1,285,857 in the year-earlier period.


SECOND QUARTER RESULTS OF OPERATIONS

     During the quarter, sales decreased $39,687 or 6.9 percent. Sales of products and services for humans decreased $37,562 or
13.2 percent due to the reasons discussed earlier. Sales to the veterinary marketplace were substantially unchanged from the prior period with decreases resulting from the changes in channels of distribution offset by an increase in unit sales volume.

     Before the gains on the special transactions discussed above, losses from operations were reduced from $50,740 during the second quarter of 1996 to $35,904 in the current quarter.

     Thus the Company reported a net loss in the quarter of $35,904. Due to the special transactions discussed earlier, the Company reported in the prior year period other income of $188,374 and extraordinary gains of $1,221,604, resulting in net income of $1,359,238.

                FCS LABORATORIES, INC. AND SUBSIDIARIES
                Management's Discussion and Analysis of
        Financial Condition and Results of Operations, continued


LIQUIDITY AND CAPITAL RESOURCES

     During the six months ending March 31, 1997, funds were provided by a decrease in inventories and an increase in accounts payable and accrued expenses. These funds were used to reduce debt levels and to provide working capital to fund a temporary increase in accounts receivable. During the same period of the prior year, funds were provided by the sale of a portion of the Company's veterinary business. These funds were used to make payments on accounts payable and accrued expenses, to reduce its bank debt, and to reach agreement with its foreign banks and suppliers on discounted payment of amounts owed.

     At March 31, 1997 current assets equaled $818,074, current liabilities equaled $2,259,620 and the current ratio equaled .36.
The Company's total liabilities exceeded total assets by $819,574.

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

     The Company had available from Bank of America lines of credit for working capital purposes, subject to certain restrictions based upon the amounts of accounts receivable which secure such borrowing. As of March 31, 1997, the Company had borrowed $152,382 under the line of credit and had an additional $13,230 available. In addition, the Company has $131,982 of term loans from Bank of America. The agreement, which covers both the credit line and term loans, will expire October 31, 1997.

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

                FCS LABORATORIES, INC. AND SUBSIDIARIES
                Management's Discussion and Analysis of
        Financial Condition and Results of Operations, continued


LIQUIDITY AND CAPITAL RESOURCES, continued

     The Company also has a loan from M&I Thunderbird Bank which is secured by land and buildings in Arizona. The loan, which totals $92,689 becomes due in its entirety in July 1997.

     All borrowings from these banks will soon be due and payable. The outstanding amounts total $377,053. The Company does not possess the financial resources to repay these amounts at the present time and has made periodic arrangements to extend such loan agreements in the past. The Company will attempt to continue to reach periodic arrangements.

PART II, Other Information


              FCS LABORATORIES, INC. AND SUBSIDIARIES


Item 5.  Other Information

     The United States Food & Drug Admnistration (FDA) has recently implemented a new level of regulation for companies manufacturing so-called "allergenic extracts," that is immunotherapy, for human use. The Company has advised the FDA that it strongly supports this decision and is of the opinion that allergenic extracts should be produced to the standards of pharmaceutical products, packaged like pharmaceutical products and priced like pharmaceutical products. It has urged the entire industry to support this decision.

     The Company is one of the first to be asked to achieve this level of control. In order to do this expeditiously, the Company has decided, after meeting with the FDA and reviewing these requirements in detail, to accept a temporary license suspension while it implements changes to its procedures, upgrades certain personnel and, perhaps, modifies certain aspects of its facilities. The Company is not recalling any products previously sold. The Company has arranged to purchase from another manufacturer human immunotherapy on an interim basis so as to maintain its program of an integrated Allergy Management System of testing and treatment. This arrangement will impact gross profit to a yet undetermined degree during this interim period. Production of animal health products is not impacted.

     The Company is also in the process of refinancing the mortgage on its land and buildings. This, if completed, will assist the Company in paying certain overdue taxes, upgrading the GMP's of its production discussed above, and accelerating Research and Development on certain new products. As part of the refinancing process, the Company received an appraisal, by an appraiser chosen by a potential lender, of approximately $1 million on its land and buildings. These assets are currently carried on its balance sheet for a net value of approximately $500,000.

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


Date:  May 30, 1997