Form 10-Q
period 1997-06-30
FCS LABORATORIES INC
filed 1997-10-21
CIK 719130

_________________________________________________________________
_________________________________________________________________




               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           FORM 10-Q
           Quarterly Report Under Section 13 or 15 (d)
             of the Securities Exchange Act of 1934


For the quarter ended                      Commission File Number
    June 30, 1997                                 0-13154


                     FCS LABORATORIES, INC.
     (Exact name of Registrant as specified in its charter)


        Arizona                                  95-2568559
(State of Incorporation)               (I.R.S Employer ID Number)


2330 S. Industrial Park Ave., Tempe, Arizona        85282
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


                     (1)  Yes /X/   No / /
                     (2)  Yes /X/   No / /


       Number of shares outstanding as of September 30, 1997:
       5,841,145 shares of Common Stock, no par value.


_________________________________________________________________
_________________________________________________________________

PART I, Financial Information


             FCS LABORATORIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                             ASSETS


                                       June 30,     September 30,
                                         1997           1996
                                     ------------   ------------
Current Assets:

   Cash                              $      1,287   $        924
   Accounts receivable, net of
     allowance for doubtful
     accounts of $25,075 and
     $23,854, respectively                196,361        227,316

   Inventories                            523,267        626,786

   Other current assets                    10,987         18,516
                                     ------------   ------------

Total Current Assets                      731,902        873,542


Property, Plant and Equipment, net        676,222        692,542


Deposits and Other Assets, net of
   Amortization of $13,387 and
   $9,990, respectively                    29,877         26,218





                                     ------------   ------------
    Total Assets                     $  1,438,001   $  1,592,302
                                     ============   ============








   See accompanying notes to consolidated financial statements.

             FCS LABORATORIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)


                                       June 30,     September 30,
                                         1997           1996
                                     ------------   ------------
Current Liabilities:
   Accounts payable                  $  1,031,817   $    860,572
   Accrued expenses                       889,788        859,022
   Short-term debt including
   current portion of long-
   term debt                              402,932        510,109
                                     ------------   ------------
     Total Current Liabilities          2,324,537      2,229,703
                                     ------------   ------------
Other Liabilities:
   Long-term debt                          86,202         88,002
                                     ------------   ------------
     Total Liabilities               $  2,410,739   $  2,317,705
                                     ------------   ------------


Shareholders' Equity (Deficit)
   Common Stock, no par value:
   6,000,000 shares authorized;
   5,836,145 shares issued and
   outstanding (Note 3)                 4,060,163      4,060,163

Accumulated deficit                    (5,032,901)    (4,785,566)

   Total Shareholders' Equity        ------------   ------------
       (Deficit)                         (972,738)      (725,403)

   Total Liabilities and Share-      ------------   ------------
      holders' Equity (Deficit)      $  1,438,001   $  1,592,302
                                     ============   ============








   See accompanying notes to consolidated financial statements.

             FCS LABORATORIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS


                                             Nine Months
                                            Ended June 30,
                                      --------------------------
                                          1997           1996
                                      ------------   -----------

Sales                                $  1,455,531   $  1,727,773

Cost of Sales                             679,303        673,367
                                     ------------   ------------

   Gross profit                           776,228      1,054,406

Selling, General and
  Administrative Expense                  947,253      1,078,289

Depreciation and Amortization Expense       4,689         17,635

Interest Expense                           71,621        123,442

Other Income                                 ---         188,374
                                     ------------   ------------
Income (Loss) from Continuing
  Operations                             (247,335)        23,414

Extraordinary Gain                           ---       1,221,604

                                     ------------   ------------
Net Income (Loss)                    $   (247,335)  $  1,245,018
                                     ============   ============

Net Income (Loss) per Share:
  Income (Loss) from Continuing
    Operations                       $       (.04)  $       ---

  Extraordinary Gain                         ---             .21

                                     ------------   ------------
Net Income (Loss) per Share          $       (.04)  $        .21
                                     ============   ============

Weighted Average Shares Outstanding     5,836,145      5,827,751

    See accompanying notes to consolidated financial statements.

             FCS LABORATORIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS


                                              Three Months
                                             Ended June 30,
                                      --------------------------
                                          1997           1996
                                      ------------   -----------

Sales                                $    441,967   $    515,727

Cost of Sales                             231,511        221,971
                                     ------------   ------------

   Gross profit                           210,456        293,756

Selling, General and
  Administrative Expense                  340,075        306,341

Depreciation and Amortization Expense       1,443          1,725

Interest Expense                           22,102         26,529

                                     ------------   ------------
Net Income (Loss)                    $   (153,164)  $    (40,839)
                                     ============   ============







Net Income (Loss) per Share          $       (.02)  $       (.01)
                                     ============   ============

Weighted Average Shares Outstanding     5,836,145      5,836,145









    See accompanying notes to consolidated financial statements.

             FCS LABORATORIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CHANGES IN
                 SHAREHOLDERS' EQUITY (DEFICIT)



                             Common Stock
                       ------------------------
                                                    Accumulated
                         Shares       Amount           Deficit
                       ---------   ------------     ------------

Balance at
  September 30,
  1996                 5,836,145    $ 3,970,610      $(4,785,566)

  Net income for
    the period             ---            ---           (247,335)

Balance at
  June 30,             ---------    -----------      -----------
  1997                 5,836,145    $ 3,970,610      $(5,032,901)
                       =========    ===========      ===========

  Shares to
    be issued
    (Note 3)             250,000         89,553           ---

Adjusted Balance
  at June 30,          ---------    -----------      -----------
  1997                 6,086,145    $ 4,060,163      $(5,032,901)
                       =========    ===========      ===========















    See accompanying notes to consolidated financial statements.

             FCS LABORATORIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                              Nine Months
                                             Ended June 30,
                                     ---------------------------
                                         1997            1996
                                     ------------    -----------

Cash Flows from Operating Activities:
  Net income (loss)                  $   (247,335)  $  1,245,018

  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities
    Extraordinary gain on debt
      accommodation                         ---       (1,221,604)
    Sale of portion of business             ---         (626,842)
    Valuation reserve on
      French assets                         ---          342,810
    Expense the reserve for
      currency exchange                     ---           95,658
    Depreciation and amortization          25,018         37,197
    Effect of changes in foreign
      currency exchange rates               ---           (1,142)
    Increase of common stock in lieu
      of cash payments                      ---           99,553
    Provision for losses on
      accounts receivable                  12,150         12,600
    Changes in assets and liabilities:
      Decrease in accounts receivable      18,805         56,368
      Decrease in inventory               103,519          6,421
      Decrease (increase) in other
        current assets                      7,529         (7,582)
      Decrease (increase) in
        other assets                       (7,056)        10,160
      Increase (decrease) in accounts
        payable and accrued expenses      202,011       (276,162)
                                     ------------   ------------
  Total adjustments                       361,976     (1,472,565)

      Net cash provided by           ------------   ------------
        (used in) operating activities    114,641       (227,547)



                           -continued-

             FCS LABORATORIES, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                             Nine Months
                                            Ended June 30,
                                     ---------------------------
                                         1997           1996
                                     ------------   ------------

Cash Flows from Investing Activities:
  Sale of portion of business        $      ---     $    626,842
  Purchases of property, plant and
    equipment                              (5,301)          (892)

    Net cash provided by (used in)    -----------   ------------
      investing activities                 (5,301)       625,950

Cash Flows from Financing Activities:
  Net repayment of short-term
    revolving debt                        (68,015)       (99,167)
  Retirement of short-term debt             ---         (200,000)
  Proceeds from issuance of
    long-term debt                          ---          100,000
  Payments on long-term debt and
    installment obligations               (40,962)      (176,996)

      Net cash used in                -----------   ------------
        financing activities             (108,977)      (376,163)

Effect of Exchange Rate
  Changes on Cash                           ---             (141)
                                     ------------   ------------
Increase in Cash                              363         22,099

Cash at Beginning of
  Nine Month Period                           924          6,106

Cash at End of                       ------------   ------------
  Nine Month Period                  $      1,287   $     28,205
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


NOTE 2:  INVENTORIES

     The components of inventories are as follows:

                                   June 30,      September 30,
                                     1997             1996
                                 ------------    -------------

   Raw material                  $     30,787     $     52,406
   Work in process                    492,480          574,380
                                 ------------     ------------
   Total                         $    523,267     $    626,786
                                 ============     ============


NOTE 3:  COMMON STOCK

     At June 30, 1997, there were 5,836,145 shares of common stock issued and outstanding. An additional 250,000 shares will be issued upon approval by the shareholders of an increase in the number of shares authorized.

                FCS LABORATORIES, INC. AND SUBSIDIARIES
                Management's Discussion and Analysis of
             Financial Condition and Results of Operations


FIRST NINE MONTHS RESULTS OF OPERATIONS

Sales
     During the first nine months of fiscal 1997 which ended June 30, 1997, sales decreased $272,242 or 15.8 percent below the same period of the prior year. The decrease was due to continued declines in the Company's sales of products and services for humans, as well as a change in channels of distribution for its "retail" domestic animal health product line.

     Approximately $193,576 of this sales decline was due to a decline of products and services for humans, due in large part to extensive staffing reductions and regulatory changes, discussed in more detail below under "Operating Expenses" and "Other Activities" respectively. Also the restrictive insurance reimbursement policies of major insurance companies adopted several years ago, while now in the process of reversal, still impact sales negatively. The new generation of antihistamines launched by major pharmaceutical companies in the same time frame as the reimbursement policies noted above combined with those policies to exacerbate the decline. As allergy testing becomes more routine and less specialized, many physicians are now sending samples to their own local laboratories for testing, thus further compounding the problem. Physician customers are increasingly resistant to splitting allergy samples from other serum samples sent to the local laboratory for testing. The Company expects to use existing resources to target new potential allergy customers in an attempt to minimize this negative sales impact.

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

     The Company decided to sell most of its "retail" animal health activities and during March, 1996, the Company sold to an independent third party, that portion of its business relating to the provision of canine allergy testing services and immunotherapy treatment products directly to veterinarians. That portion of FCS's business involving the sale of diagnostic kits to other laboratories that provide such testing services and the sale of immunotherapy treatment to such laboratories and distributors of such products was not impacted by the transaction. The buyer also agreed to purchase its requirements of the test kits necessary to provide such services and of immunotherapy treatment products from FCS for a period of four years. After the end of the quarter, the buyer terminated the product purchase agreement by making a payment of $750,000 to the Company. As a result of this action, the non-compete provisions of the contract also terminate, permitting the Company to again sell directly to veterinarians in the U.S. Therefore the Company again actively began marketing its canine products and services to veterinarians to replace the sales which were lost when the product purchase agreement was terminated.

     During the period, sales of products and services for animals decreased $78,666 or 9.4 percent. Although unit sales volume of products and services increased, this was more than offset by a decrease in sales dollars due to the changes in channels of distribution noted above, the sales to veterinarians having been replaced since the date of the transaction by sales

                FCS LABORATORIES, INC. AND SUBSIDIARIES
                Management's Discussion and Analysis of
        Financial Condition and Results of Operations, continued


FIRST NINE MONTHS RESULTS OF OPERATIONS, continued

to the buyer at a transfer price lower than that price previously charged veterinarians.

     Sales of test kits and other products for animals sold abroad or through other laboratories other than the buyer referenced above increased slightly compared to the prior year. Because of the Company's limited resources, it was determined that the Company could not continue to pursue international distribution of its products without assistance. Thus during 1995 the responsibility for all international distribution of animal healthcare products was transferred to DMS Laboratories. The transfer prices to DMS are from 27 percent to 38 percent below the Company's price to domestic distributors or customers. These discounts reduced the dollars of sales below the level that would otherwise have been reported, reducing sales in dollars of the veterinary products as well as increasing the cost of sales percentage. With the introduction of the new products described earlier, the Company anticipates continued growth in worldwide sales of kits as well as sales of testing services and treatment products to veterinarians in the U.S.

Cost of Sales
    Cost of sales increased $5,936 above the year earlier level and cost of sales as a percentage of sales was 46.7 percent, compared to 39.0 percent reported in the prior year period. The increase in percentage was primarily due to the change in sale prices to the domestic distributor noted above.

Operating Expenses
     Operating expenses were reduced $195,803 from the prior year. Selling, general and administrative expenses were decreased by $131,036 or 12.2 percent below the year-earlier levels. Late in 1995 the Company implemented major staffing reductions, and additional reductions were implemented upon the sale of part of its retail animal health activities. These reductions may impact the Company's ability to promptly complete its plan of transition to a predominantly animal healthcare business from a predominantly human health business, from a predominantly service business to a predominantly product Business and to expand its technical base beyond allergy and

               FCS LABORATORIES, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of
       Financial Condition and Results of Operations, continued


FIRST NINE MONTHS RESULTS OF OPERATIONS, continued

related diseases. Interest expense was reduced $51,821 or 42.0 percent due to lower debt levels.

Other Activities
     The United States Food & Drug Administration (FDA) has recently implemented a new level of regulation for companies manufacturing so-called "allergenic extracts," that is immunotherapy, for human use. The Company has advised the FDA that it strongly supports this decision and is of the opinion that allergenic extracts should be produced to the standards of pharmaceutical products, packaged like pharmaceutical products and priced like pharmaceutical products. It has urged the entire industry to support this decision.

     The Company is one of the first to be asked to achieve this level of control. In order to do this expeditiously, the Company has decided, after meeting with the FDA and reviewing these requirements in detail, to accept a temporary license suspension while it implements changes to its procedures, upgrades certain personnel and, perhaps modifies certain aspects of its facilities. The Company has arranged to purchase from another manufacturer human immunotherapy on an interim basis so as to maintain its program of an integrated Allergy Management System of testing and treatment.

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

     Other income of $188,374 in the 1996 period is comprised of the $626,842 gain on sale of a portion of its retail animal health activities, offset by the $342,810 reserves in France and the liquidation of the cumulative foreign currency translation

                 FCS LABORATORIES, INC. AND SUBSIDIARIES
                 Management's Discussion and Analysis of
         Financial Condition and Results of Operations, continued


FIRST NINE MONTHS RESULTS OF OPERATIONS, continued

adjustment in the amount of $95,658. The extraordinary gains totaling $1,221,604 are comprised of the debt accommodations with CEMPE ($522,172), Swiss Bank Corporation ($500,582) and several providers of materials and services ($198,850). The total of the other income and extraordinary gains is $1,409,978.

Net Income (Loss)
     These factors outlined above resulted in a net loss of $247,335 in the current period compared to a net income of $1,245,018 in the year-earlier period.


THIRD QUARTER RESULTS OF OPERATIONS

     During the quarter, sales decreased $73,760 or 14.3 percent. Sales of products and services for humans decreased $132,538 or
42.8 percent, almost entirely due to the temporary cessation of shipping immunotherapy for human use, following the Company's acceptance of a temporary suspension of the Company's FDA license, which was discussed earlier. Many of the immunotherapy orders were later shipped to customers in the fourth quarter, following the arrangement of another manufacturer to supply the immunotherapy on an interim basis. A portion of the sales decrease will not be recovered, however, because some customers canceled their orders due to the shipping delays and purchased their immunotherapy from other suppliers.

     Sales to the veterinary marketplace increased $58,778 or
28.5 percent from the prior period on an increase in sales of kits, most of which was due to a stocking order under the product purchase agreement which was terminated after the end of the quarter, as mentioned earlier. Despite the stocking order, sales to this customer decreased $40,749 below the prior three month period.

     Cost of sales increased $9,540 or 4.3 percent. Although sales of immunotherapy products decreased during the quarter, cost of sales increased due to disposal of immunotherapy products which could not be shipped to customers due to the FDA license suspension discussed previously. Operating expenses increased $29,025 or 8.7 percent above the year earlier levels.

                FCS LABORATORIES, INC. AND SUBSIDIARIES
                Management's Discussion and Analysis of
        Financial Condition and Results of Operations, continued


THIRD QUARTER RESULTS OF OPERATIONS, continued

     As a result of these factors, losses from operations increased from $40,839 during the second quarter of 1996 to $153,164 in the current quarter.


LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ending June 30, 1997, funds were provided by a decrease in inventories and an increase in accounts payable and accrued expenses. These funds were used to reduce debt levels. During the same period of the prior year, funds were provided by the sale of a portion of the Company's veterinary business. These funds were used to make payments on accounts payable and accrued expenses, to reduce its bank debt, and to reach agreement with its foreign banks and suppliers on discounted payment of amounts owed.

     At June 30, 1997 current assets equaled $731,902, current liabilities equaled $2,324,537 and the current ratio equaled .31.
The Company's total liabilities exceeded total assets by $972,738.

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

     The Company had available from Bank of America lines of credit for working capital purposes, subject to certain restrictions based upon the amounts of accounts receivable which secure such borrowing. As of June 30, 1997, the Company had borrowed $133,085 under the line of credit and had an additional $6,151 available. In addition, the Company has $116,382 of term loans from Bank of America. The agreement, which covers both the

                 FCS LABORATORIES, INC. AND SUBSIDIARIES
                 Management's Discussion and Analysis of
         Financial Condition and Results of Operations, continued


LIQUIDITY AND CAPITAL RESOURCES, continued

credit line and term loans, will expire October 31, 1997, however the bank has agreed to extend the loan through October 31, 1998. The Company does not possess the financial resources to repay these amounts at the present time and has made periodic arrangements to extend such loan agreements in the past. The Company will attempt to continue to reach periodic arrangements.

     During the fiscal year, certain of the financial ratio covenants in the agreement with Bank of America were not met by the Company. The Company expects that it will continue to be out of compliance with certain financial covenants until a new loan agreement is executed.


SUBSEQUENT EVENTS

     After the end of the quarter, one of the Company's customers terminated a product purchase agreement by paying $750,000 to the Company. In addition, the Company completed the refinancing of the mortgage on its building.

     For more information, refer to Part II, Item 5, Other
Information, below.

                 FCS LABORATORIES, INC. AND SUBSIDIARIES
                 Management's Discussion and Analysis of
         Financial Condition and Results of Operations, continued


PART II, Other Information

Item 5.  Other Information

     After the end of the quarter, the Company announced that the Product Purchase Agreement between FCS and Heska Corporation relating to canine allergy test kits and immunotherapy treatment products was terminated. Aa a result of the termination, the non-compete provisions of the contract also terminate, permitting the Company to again sell directly to veterinarians in the U.S. The Company is therefore again actively marketing testing services and immunotherapy products directly to veterinarians in the U. S.

     As a part of the termination, the Company received $750,000. Also after the end of the quarter, the Company completed the refinancing of the mortgage on its facility in Arizona. The mortgage is in the amount of $375,000. These funds are being used to pay the prior mortgage holder, pay certain overdue taxes, repay loans to the Company, pay accounts payable, to again market the canine product to veterinarians, and to upgrade the immunotherapy production facilities.


Item 6.  Exhibits

     (a)  Exhibit 99 - Additional Exhibits

     The following Proforma financial statements present the financial effects of these transactions on the financial statements of the Company, as if they had occurred prior to the end of the quarter.

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


Date:  October 21, 1997